Form 10-Q
period 1997-06-30
D&N CAPITAL CORP
filed 1997-08-21
CIK 1036263

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q
(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended          June 30, 1997
                                   -------------------------------

                                     OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                    ---------   ------------------

     Commission file number   0-22767
                           ---------------------------------------
                           D&N Capital Corporation
           (Exact name of registrant as specified in its charter)

            Delaware                               31-1517665
     ----------------------------------     ----------------------
     (State or other jurisdiction of            (I.R.S. Employer
      incorporation or organization)          Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
       --------------------------------------------------------------
                  (Address of principal executive offices)

                               (906)  482-2700
       --------------------------------------------------------------
            (Registrant's telephone number, including area code)

       --------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [ ]  No [X]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common Stock, $1,000 par value                           31,612
      ------------------------------               -----------------------------

Series A Preferred Shares, $25.00 par value                 1,210,000
-------------------------------------------        -----------------------------
            (Class)                                  (Shares Outstanding as of
                                                       July 31, 1997)

================================================================================

                           D&N CAPITAL CORPORATION

                                    INDEX



                                                                        Page No.
                                                                        --------

PART I              Balance Sheet - June 30, 1997                             3

                    Statements of Income - For the period from
                    Inception through June 30, 1997                           3

                    Statement of Cash Flows - For the period from
                    Inception through June 30, 1997                           3

                    Notes to Financial Statements                             4

                    Financial Information                                     5

PART II             Other Information                                         6

                           D&N CAPITAL CORPORATION
                          BALANCE SHEET (UNAUDITED)
                              At June 30, 1997
                               (In thousands)


Assets:
Cash                                                            $  1
                                                                ------
           Total Assets                                         $  1
                                                                ======
Liabilities:

           Total Liabilities                                    $ --
                                                                ------

Stockholders' Equity:
  Preferred stock, par value $25.00; 2,500,000
  authorized, none issued and outstanding.                        --
  Common stock, par value $1.00 per share (1);
  1,000 shares authorized, 1,000 shares issued and
  and outstanding.                                                 1
                                                                ------

           Total Stockholders' Equity                           $  1
                                                                ------

           Total Liabilities and Stockholders' Equity           $  1
                                                                ======




                           D&N CAPITAL CORPORATION
                       STATEMENT OF INCOME (UNAUDITED)

     For the period from Inception (March 18, 1997) through June 30, 1997 (In thousands)


           Net Income                                           $  --
                                                                ======

           Net Income per common share                          $  --
                                                                ======




                           D&N CAPITAL CORPORATION
                      STATEMENT OF CASH FLOW (UNAUDITED)

     For the period from Inception (March 18, 1997) through June 30, 1997 (In thousands)


Cash provided by financing activity; issuance of
   common stock to parent                                       $  1
                                                                ------

Cash balance at June 30, 1997                                   $  1
                                                                ======



                           D&N CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: ORGANIZATION

D&N Capital Corporation (the "Company"), a wholly-owned subsidiary of D&N Bank (the "Bank"), was incorporated on March 18, 1997 in the State of Delaware.

The Company intends to invest in mortgage-related assets financed by common and preferred stock offerings and expects to generate income for distribution to its future preferred and common stockholders primarily from the net interest income derived from its investments in mortgage-related assets. The Company intends to purchase these mortgage-related assets from the Bank and its affiliates at their estimated fair values. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a real estate investment trust for federal income tax purposes. The Company did not have any operations as of June 30, 1997.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.


NOTE 3: SUBSEQUENT EVENT

On July 17, 1997 D&N Capital Corporation commenced its operations upon consummation of a public offering of 1,210,000 shares of its 9.00% Preferred Stock Series A, $25.00 par value.

The Company used the gross proceeds raised of $30.3 million from the initial public offering of the Series A Preferred Shares and the sale of additional Common Stock of $31.6 million to the Bank to pay expenses incurred during the offering and the formation of the Company and to purchase from the Bank the Company's initial portfolio of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values.

                           D&N CAPITAL CORPORATION

                        ITEM 2. FINANCIAL INFORMATION

     D&N Capital Corporation (the "D&N Capital" or the "Company") was incorporated under the laws of the State of Delaware for the purpose of investing in mortgage-related assets financed by common and preferred stock offerings. D&N Capital Corporation expects to generate income for distribution to its preferred and common stockholders primarily from the net interest income derived from its investments in mortgage-related assets. The Company intends to purchase these mortgage-related assets from D&N Bank and its affiliates at their estimated fair values. The Company intends to operate in a manner that permits it to elect, and it intends to elect, to be subject to tax as a real estate investment trust for federal income tax purposes.

     D&N Capital Corporation commenced its operations on July 17, 1997, upon consummation of a public offering of 1,210,000 shares of its 9.00% Preferred Stock Series A, $25.00 par value. At June 30, 1997, D&N Capital had no material liabilities and had not conducted any material operations.

                           D&N CAPITAL CORPORATION

                         PART II - OTHER INFORMATION



ITEM 1:  LEGAL PROCEEDINGS
            None

ITEM 2:  CHANGES IN SECURITIES
            None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
            None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            None

ITEM 5:  OTHER INFORMATION
            None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is included herein:

              (27) Financial Data Schedule

         (b) Reports on Form 8-K:

                   No reports on Form 8-K have been filed during the quarter Ended June 30, 1997.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           D&N CAPITAL CORPORATION





                                           /s/ Kenneth R. Janson
                                           --------------------------------
                                           Kenneth R. Janson, President and
                                           Chief Executive Officer






                                           /s/ Daniel D. Greenlee
                                           --------------------------------
                                           Daniel D. Greenlee,
                                           Chief Financial Officer and Treasurer








Date:   August 21, 1997
     ---------------------

                                Exhibit Index
                                -------------

Exhibit No.                  Description
-----------                  -----------
    27                       Financial Data Schedule
