Form 10-Q
period 1997-09-30
D&N CAPITAL CORP
filed 1997-11-13
CIK 1036263

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549

                                  FORM 10-Q
(Mark One)

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended          September 30, 1997
                                    ----------------------------------------
                                                      OR
     [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from          to
                                    --------------------------------
     Commission file number                0-22767
                           -----------------------------------------

                           D&N Capital Corporation
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                 Delaware                               31-1517665
      -------------------------------                ----------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                 400 Quincy Street, Hancock, Michigan  49930
     ------------------------------------------------------------------
                  (Address of principal executive offices)

                               (906)  482-2700
     ------------------------------------------------------------------
            (Registrant's telephone number, including area code)

     ------------------------------------------------------------------
            (Former name, former address and former fiscal year,
             if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [X]  No [ ]
                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Common Stock, $300 par value                       31,781
-------------------------------------------    -----------------------------

Series A Preferred Shares, $25.00 par value              1,210,000
-------------------------------------------    -----------------------------
                  (Class)                        (Shares Outstanding as of
                                                     October 31, 1997)
================================================================================

                           D&N CAPITAL CORPORATION

                                    INDEX



                                                                        Page No.
                                                                        --------


PART I   Statement of Condition - September 30, 1997                          3

         Statement of Income - Three months ended
             September 30, 1997                                               4

         Statement of Changes in Stockholders' Equity -
             Three months ended September 30, 1997                            5

         Statement of Cash Flows - Three months ended
             September 30, 1997                                               6

         Notes to Financial Statements                                        7

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              9

PART II  Other Information                                                   13

                           D&N CAPITAL CORPORATION
                     STATEMENT OF CONDITION (UNAUDITED)
                            At September 30, 1997
                               (In thousands)




ASSETS:
Loans receivable:
  Residential mortgage loans                     $52,759
  Commercial mortgage loans                        7,674
                                                 -------
          Net loans receivable                    60,433


Cash                                                   1
Due from Parent                                       20
Accrued interest receivable                          370
                                                 -------
          TOTAL ASSETS                           $60,824
                                                 =======


LIABILITIES:
Preferred dividends accrued                      $     0
                                                 -------
          TOTAL LIABILITIES                      $     0
                                                 -------


STOCKHOLDERS' EQUITY:

Preferred stock, par value $25.00; 2,500,000
authorized, 1,210,000 issued and outstanding.    $30,250

Common stock, par value $300.00 per share ;
250,000 shares authorized, 31,781 shares issued
and outstanding.                                   9,534

Additional paid-in capital                        20,716
                                                 -------
          Total paid-in capital                   60,500

Retained earnings                                    324
                                                 -------
          TOTAL STOCKHOLDERS' EQUITY             $60,824
                                                 -------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $60,824
                                                 =======



                     See Notes to Financial Statements.

                              D&N CAPITAL CORPORATION
                       STATEMENT OF INCOME (UNAUDITED)
                For the Three Months Ended September 30, 1997
                               (In thousands)






INTEREST INCOME:
 Loans:
    Residential mortgage loans                                  $  765
    Commercial mortgage loans                                      128
                                                                ------
           Total loan interest income                              893

  Intercompany interest                                              5
                                                                ------

           TOTAL INTEREST INCOME                                   898

NONINTEREST EXPENSE:
 Advisory fees                                                      26
 Other expenses                                                     11
                                                                ------
           TOTAL NONINTEREST EXPENSE                                37

           NET INCOME                                           $  861

           PREFERRED STOCK DIVIDEND REQUIREMENTS                   537
                                                                ------

           NET INCOME APPLICABLE TO COMMON SHARES               $  324
                                                                ======

           NET INCOME PER SHARE                                 $10.19
                                                                ======











See Notes to Financial Statements

                           D&N CAPITAL CORPORATION
          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                For the Three Months Ended September 30, 1997
                               (In thousands)



PREFERRED STOCK:


Balance at beginning of period             $- 0 -
Issuance of preferred stock                 30,250
                                           -------
Balance at end of period                   $30,250
                                           -------


COMMON STOCK:

Balance at beginning of period             $     1
Issuance of common stock                     9,533
                                           -------
Balance at end of period                   $ 9,534
                                           -------


ADDITIONAL PAID IN CAPITAL

Balance at beginning of period             $- 0 -
Issuance of common stock                    22,247
 Less: Offering costs                        1,531
                                           -------
Balance at end of period                   $20,716
                                           -------


RETAINED EARNINGS

Balance at beginning of period             $ - 0 -

Net Income                                     861

Common dividends                              -0-

Preferred dividend                            (537)
                                           -------

Balance of end of period                   $   324
                                           -------


TOTAL STOCKHOLDERS' EQUITY                 $60,824
                                           =======

See Notes to Financial Statements.

                           D&N CAPITAL CORPORATION
                     STATEMENT OF CASH FLOW (UNAUDITED)
                For the Three months ended September 30, 1997
                               (In thousands)

OPERATING ACTIVITIES:


Net Income                                            $    861

Adjustments to reconcile net income to net cash provided by operating activities:

Net change in:
    Accrued interest receivable                            (370)
    Due from Parent                                         (20)
                                                      ---------
Net cash provided by operating activities                   471
                                                      ---------


INVESTING ACTIVITIES:

Purchase of mortgage loans                              (63,188)
Principal payments received                               2,755
                                                      ---------
Net cash used by investing activities                   (60,433)
                                                      ---------


FINANCING ACTIVITIES:

Proceeds from common stock issued                        31,781
Proceeds from preferred stock issued                     30,250
Offering costs                                           (1,531)
Dividends paid                                             (537)
                                                      ---------
Net cash provided by financing activities                59,963
                                                      ---------


NET INCREASE IN CASH                                         --

CASH AT BEGINNING OF PERIOD                                   1
                                                      ---------
CASH AT SEPTEMBER 30, 1997                            $       1
                                                      ---------



See Notes to Financial Statements.

                           D&N CAPITAL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of D&N Bank (the "Bank"), a banking corporation organized under the laws of the State of Michigan, which itself is wholly owned by D&N Financial Corporation, a financial services holding company organized under the laws of the state of Delaware.

On July 17, 1997, the Company offered to the public and sold, 1,210,000 shares of the Company's 9.00% preferred stock, Series A, $25 par value per share, totaling $30,250,000 (the "Series A Preferred Shares"), and sold to D&N Bank, 31,781 shares of the Company's common stock, $300 par value per share, totaling $30,250,000 (the "Common Stock"). All shares of common stock are held by the Bank. The Series A preferred shares are traded on NASDAQ as DNFCP.

The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank, the Company's initial portfolio of $60,524,000, of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values.

The unaudited financial statements of the Company are prepared in accordance with generally accepted accounting principles for interim financial information. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the financial position and the results of operations for the interim period presented have been included.


NOTE 2: RELATED PARTY TRANSACTIONS

The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $125,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Bank as defined in the Advisory Agreement.

Advisory fees totaled approximately $26,000 for the quarter ended September 30, 1997.

The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. (The Bank in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer"). Pursuant to each servicing agreement, the Bank performs the servicing of the Mortgage Loans held by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans.

The $20,000 due from affiliates at September 30, 1997 consists primarily of mortgage loan payments of principal received by the Servicer, for the benefit of the Company.


NOTE 3 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Loans:

The book value and fair value of Mortgage Loans at September 30, 1997 are as follows (in thousands):


                            Book Value  Fair Value
                            ----------  ----------
Residential Mortgage Loans   $52,759     $53,832
Commercial Mortgage Loans    $7,674      $ 7,688


Assets and liabilities in which fair value approximates carrying value:

The fair values of certain financial assets and liabilities carried at cost, including cash, due from Parent, accrued interest receivable and accounts payable, are considered to approximate their respective carrying value due to their short-term nature and negligible credit losses.

                           D&N CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The principal business of the Company is to acquire and hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from The Bank consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties.

     On July 17, 1997, the Company offered and sold 1,210,000 shares of the Company's 9.00% preferred stock, Series A, $25 par value per share, totaling $30,250,000 (the "Series A Preferred Shares"), and sold to D&N Bank 31,781 shares of the Company's common stock, $300 par value per share, totaling $30,250,000 (the "Common Stock"). All shares of common stock are held by the D&N Bank. The Series A preferred shares are traded on NASDAQ as DNFCP.

     The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank, to purchase from the Bank, the Company's initial portfolio of $60,524,000, of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values.

     The Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank also services the Company's Mortgage Loans under each of the Servicing Agreements.

     It is the intention of the Company and the Bank that any agreements and transactions between the Company, and the Bank, are consistent with market terms, including the price paid and received for Mortgage Loans, upon their acquisition or disposition by the Company, or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealing between the Company and the Bank.

RESULTS OF OPERATIONS

The Company reported net interest income for the quarter ended September
30,1997 of approximately $898,000.   Interest income from residential and
commercial mortgage loans was $765,000 and $128,000, respectively. After a deduction of approximately $26,000 in advisory fees and $11,000 in other administrative expenses, the Company reported net income of approximately $861,000 for the quarter ended September 30, 1997.

The Company reported net income per common share of $10.19 for the quarter ended September 30, 1997.

For the quarter ended September 30, 1997, the Company paid $537,000 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


MORTGAGE LOANS

Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRM's"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All Mortgage Loans are purchased from the Bank.

For the quarter ended September 30, 1997, the Company purchased replacement mortgage loans having an outstanding principal balance of approximately $2,646,000 from the Bank. In addition, the Company received approximately $2,755,000 of principal payments on its portfolio from the Servicer.


INTEREST RATE RISK

The Company's income consists primarily of interest payments on Mortgage
Loans. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the residential ARM and variable rate commercial mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

SIGNIFICANT CONCENTRATION OF CREDIT RISK

Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry.

Approximately 90% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable, geographically diverse, residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan.


In addition, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the Detroit metropolitan
area.   Consequently, these commercial mortgage loans may be subject to greater risk of default in the event of adverse economic, political or business developments in the Detroit metropolitan area.


LIQUIDITY RISK MANAGEMENT

The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in Other Matters.

The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature, or prepay, and to pay dividends on the Series A Preferred Shares. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from the repayment of principal balances by individual borrowers. The Company does not have and does not anticipate having any material capital expenditures.

OTHER MATTERS

As of September 30, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Code. The Company calculates that:

* its Qualified REIT Assets, as defined in the Code, are approxiametly 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

* 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

* none of the revenue was subject to the 30% income limitation under the REIT rules.


The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1997 annual distribution and administrative requirements.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
             None

ITEM 5:  OTHER INFORMATION
             None

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is included herein:

             (11) Computation of net income per share
             (27) Financial Data Schedule


         (b) Reports on Form 8-K:

                   No reports on Form 8-K have been filed during the quarter Ended September 30, 1997.

                                 SIGNATURES





     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        D&N CAPITAL CORPORATION





                                        /s/ Kenneth R. Janson
                                        -------------------------------------
                                        Kenneth R. Janson, President and
                                        Chief Executive Officer










                                        /s/ Daniel D. Greenlee
                                        -------------------------------------
                                        Daniel D. Greenlee,
                                        Chief Financial Officer and Treasurer








Date:   November 13, 1997
      ---------------------------

                              INDEX TO EXHIBITS




Exhibit No.             Exhibits
-----------             --------
    11                  Computation of net income per share

    27                  Financial Data Schedule