Form 10-K405
period 1997-12-31
D&N CAPITAL CORP
filed 1998-03-27
CIK 1036263

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            -----------------------
                                   FORM 10-K


         Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year Ended December 31, 1997

         Commission File Number 0-22767

                              D & N CAPITAL CORPORATION
         ----------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                             31-1517665
         -------------------------------           ----------------------
         (State or Other Jurisdiction of              (I.R.S. Employer
          Incorporation or Organization)           Identification Number)

         400 Quincy Street, Hancock, Michigan               49930
         ------------------------------------            ----------
         (Address of Principal Executive Offices         (Zip Code)

         Registrant's telephone number, including area code (906) 482-2700
                                                            --------------

         Securities Registered Pursuant to Section 12(b) of the Act:
                                               Name of Each Exchange on
               Title of Each Class                Which Registered
         --------------------------------     ------------------------
         9.00% Noncumulative Preferred Stock
         Series A (Par Value --$25 Per share)           NASDAQ

        Securities Registered Pursuant to Section 12(g) of the Act: None

      Number of Shares of Common Stock outstanding on December 31, 1997: 31,781

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
  YES X .  NO    .
     ---      ---
       Indicate by checkmark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       All shares of Common Stock were held by D&N Bank at December 31, 1997; therefore, no Common Stock is held by non-affiliates.

Documents incorporated by reference                   Part of Form 10-K
       in this Form 10-K                             which incorporated
-----------------------------------                  ------------------

               None                                         None
================================================================================

                                   FORM 10-K


                                                                              PAGE NO.
                                                                              --------
PART I
  Item 1          Business                                                       1
  Item 2          Properties                                                     4
  Item 3          Legal Proceedings                                              4
  Item 4          Submission of Matters to a Vote
                       of Security Holders                                       4


PART II

  Item 5          Market for Registrant's Common Equity
                       and Related Stockholder Matters                           4
  Item 6          Selected Financial Data                                        7
  Item 7          Management's Discussion and Analysis
                       of  Financial Condition and Results
                       of Operations                                             8
  Item 8          Financial Statements and Supplementary Data                   14
  Item 9          Changes in and Disagreements with Accountants
                       on Accounting and Financial Disclosure                   23

PART III

  Item 10         Directors and Executive Officers of the Corporation           24
  Item 11         Executive Compensation                                        26
  Item 12         Security Ownership of Certain Beneficial Owners
                       and Management                                           26
  Item 13          Certain Relationships and Related Transactions               27


PART IV

  Item 14         Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K                                                27


                                     PART I

ITEM 1.  BUSINESS

       D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company is a wholly-owned subsidiary of D&N Bank (the "Bank"), a federally chartered savings bank, which itself is wholly owned by D&N Financial Corporation ("D&N"), a financial services holding company organized under the laws of the state of Delaware.

       The principal business of the Company is to acquire and hold residential and commercial mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties. Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs"), and Fixed Rate Mortgages ("FRMs"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments.

       On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% noncumulative preferred stock, Series A, $25 par value per share, totaling $30,250,000 (the "Series A Preferred Shares"), and sold to D&N Bank, 31,781 shares of the Company's common stock, $300 par value ($1,000 cost) per share, net of offering costs, totaling $30,250,000 (the "Common Stock"). All shares of common stock are held by the Bank. The Series A Preferred Shares are traded on the NASDAQ stock market, under the symbol as "DNFCP".

       The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company's initial portfolio of $60,524,000, of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values. Reinvestments in mortgage loans have been and are intended to continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All Mortgage Loans are purchased from the Bank on a fair value basis.

       In order to preserve its status as a real estate investment trust ("REIT") under the Code, the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy three gross income requirements. First, at least 75% of the Company's gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). Third, short-term gain from the sale or other disposition of stock or securities, and gain on the sale or other disposition of real property held for less than four years (apart from involuntary conversions and sales of foreclosure property) from the date of acquisition must represent less than 30% of the Company's gross income for each taxable year. The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, cash, cash items, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

       The Company does not anticipate that it will engage in the business of originating Mortgage Loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its Mortgage Loans. As noted above, the Company anticipates that all Mortgage Loans purchased by it, in addition to those in the initial Portfolio, and purchased to date, will be purchased from the Bank.

       The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $125,000. The Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on July 21, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

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

       The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company may, under certain circumstances, purchase the Series A Preferred Shares and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its Common Stock for so long as any Series A Preferred Shares are outstanding without the approval of a majority of the Independent Directors (as defined in the Certificate of Designation relating to the Series A Preferred Shares). The Company has no present intention of repurchasing any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and the regulations and the requirements for qualifying as a REIT.

       The Company has no foreign operations.

ITEM 2:   PROPERTIES

       The principal executive offices of the Company are located at 400 Quincy Street, Hancock, Michigan 49930, telephone number (906) 482- 2700.


ITEM 3:   LEGAL PROCEEDINGS

       The Company is not the subject of any material litigation. Neither the Company, the Bank, or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the Mortgage Loans included in the portfolio, which litigation would have a material adverse effect on the business or operations of the Company.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None


                                   PART II


ITEM 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

       The Company is authorized to issue up to 250,000 shares of Common Stock and 2,500,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 1,210,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 31,781 shares of Common Stock outstanding at December 31, 1997 and, accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of Series A Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

       Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor, provided that, so long as any shares of Preferred Stock (including the Series A Preferred Shares) are outstanding, no dividends or other distributions (including redemptions and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

       In the event of the liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after there have been paid or set aside for the holders of all series of Preferred Stock the full preferential amounts to which such holders are entitled, the holders of Common Stock will be entitled to share equally and ratably in any assets remaining after the payment of all debts and liabilities.

RESTRICTIONS ON OWNERSHIP AND TRANSFER:

       The Company's Certificate of Incorporation contains certain restrictions on the number of shares of Common Stock and Preferred Stock that individual stockholders may own. For the Company to qualify as a REIT under the Code, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Person Test"). The ownership by the Bank of 100% of the shares of Common Stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of D&N Financial Corporation (the sole stockholder of the Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of D&N Financial Corporation is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of Preferred Stock intended to ensure compliance with the One Hundred Persons Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

COMMON STOCK

       There is no established public trading market in the Company's Common Stock. As of March 26, 1998, there were 31,781 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid by the Company on the Common Stock since the Company's initial capitalization on April 4, 1997.


               1997                                       Distribution
            ----------                                  ----------------
       April 4 to December 31                           $600,000 / (1) /


(1) On December 11, 1997, the Company declared a cash dividend in the aggregate of $600,000 payable on December 31, 1997 to D&N Bank as the holder of all the outstanding common stock of record on December 17, 1997. All of this amount was paid out of retained earnings of the Company.



PREFERRED STOCK

       The Series A Preferred Shares are listed on the Nasdaq Stock Market, under the trading symbol "DNFCP". As of February 27, 1998, there were 1,210,000 issued and outstanding Series A Preferred Shares held by approximately 2,300 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the period from July 21, 1997, the date upon which trading of such shares commenced, through December 31, 1997. The table also indicates the distributions paid by the Company during this period.


                                                                             Price
                                                       --------------------------------------------
                    1997                                   High        Low          Distributions
            ---------------------                      --------------------------------------------
       July 21 to December 31                             $26.25       $25.00     $1,217,563/(1)

(1) On September 9, 1997 the Company declared a cash dividend of $0.44375 per Series A Preferred Share to stockholders of record on September 17, 1997. This dividend was paid on September 30, 1997. On December 11, 1997 the Company again declared a cash dividend of $0.5625 per Series A Preferred Share to stockholders of record on December 17, 1997. This dividend was paid on December 31, 1997.

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

As of December 31, 1997 and for the Period from Inception (March 18, 1997)
                          through December 31, 1997

               (In thousands, except per share and yield data)


INCOME STATEMENT:

Interest income                                                    $  1,952

Net income                                                            1,852

Net income applicable to common shares                                  634

Income per common share                                               19.94

BALANCE SHEET:

Mortgage loans                                                       60,385

Total assets                                                         60,745

Total stockholder's equity                                           60,534


OTHER DATA:

Dividends paid on preferred shares                                    1,218

Number of preferred shares outstanding                                1,210

Number of common shares outstanding                                      32

Average yield on mortgage loans                                        7.57%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

       On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% Series A Preferred Shares, and sold to D&N Bank 31,781 shares of the Company's Common Stock. All shares of Common Stock are held by the Bank.


RESULTS OF OPERATIONS

       The Company reported net interest income of approximately $1,952,000. Interest income from residential and commercial mortgage loans was $1,644,000 and $293,000 respectively, representing a total average yield of 7.57%. After deduction of approximately $100,000 in advisory fees and other expenses, the Company reported net income of approximately $1,852,000.

       The Company paid $1,217,563 in Preferred Stock dividends and reported net income per common share of $19.94 for the period from inception (March 18, 1997) through December 31, 1997.

MORTGAGE LOANS

       As of December 31, 1997, the Company had $60,385,000 invested in Mortgage Loans. This amount represents (I) the principal amount of mortgage loans purchased with the initial portfolio, on July 21, 1997; (ii) the principal amount of mortgage loans purchased in the interim period from July 21, 1997 to December 31, 1997, to replace runoff of the initial portfolio, less (iii) collections of the principal amount of loans in the portfolio. All Mortgage Loans were purchased from the Bank.

       The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets as of December 31, 1997:

                                                      Amount               Percent
                                                      ------               -------
                                                          (In thousands)
Interest-Earning Asset Mix

Residential mortgage loans                            $52,784                 87.4%
Commercial mortgage loans                               7,601                 12.6%
                                                      -------              -------
Total interest-earning assets                         $60,385                100.0%
                                                      =======              =======

       At December 31, 1997, there were two delinquent residential loans, totaling $191,383, or .32% of the portfolio. The larger of these loans, a fixed-rate loan totaling $116,117, paid-off on January 23, 1998.


       As of December 31, 1997 there were no delinquent commercial mortgage loans, and no residential or commercial mortgage loans in nonaccrual status.



INTEREST RATE RISK

       The Company's income consists primarily of interest payments on Mortgage Loans. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the Adjustable Rate Mortgage Loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.



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

       The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographic area as of December 31, 1997:

Loans                                                     Amount           Percent
-----                                                     ------           -------
                                                           (Dollars in thousands)
       Residential Mortgage Loans:

       Michigan                                          $ 47,956           79.42%
       Ohio                                                 2,054            3.40%
       Wisconsin                                            1,062            1.76%
       Indiana                                                868            1.43%
       Other (no state has more than 1%)                      844            1.40%
                                                         --------        --------
               Total Residential Mortgage Loans            52,784           87.41%

       Commercial Mortgage Loans:

       Michigan (all Commercial Mortgage Loans)             7,601           12.59%
                                                         --------        --------



               Total Mortgage Loan Portfolio             $ 60,385          100.00%
                                                         ========        ========

       Approximately 79.4% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

       In addition, all of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in Michigan. Consequently, these commercial mortgage loans may be subject to greater risk of default than other comparable commercial mortgage loans in the event of adverse economic, political or business developments in Michigan that may affect the ability of businesses in the area to make payments of principal and interest on the underlying mortgages.


LIQUIDITY RISK MANAGEMENT

       The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed below in REIT Qualification.

       The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional Mortgage Loans as Mortgage Loans currently in the portfolio mature or prepay, and to pay dividends on the Series A Preferred Shares and Common Shares held. The acquisition of additional Mortgage Loans is intended to be funded with the proceeds obtained from repayment of principal balances by the individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

       To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money other than debt not in excess of 20% of the aggregate amount of net proceeds received from the sale of the Series A Preferred Shares and Common Stock of the Company. Any such debt incurred may include intercompany advances made by the Bank to the Company.

       The Company may also issue additional series of Preferred Stock.
However, the Company may not issue additional shares of Preferred Stock senior to the Series A Preferred Shares without the consent of holders of at least
66 2/3% of the shares of Preferred Stock outstanding at that time, including the Series A Preferred Shares, and the Company may not issue additional shares of Preferred Stock on a parity with the Series A Preferred Shares without the approval of a majority of the Company's Independent Directors.


REIT QUALIFICATION

       As of December 31, 1997, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

       * its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

       * that 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

       * none of the revenues were subject to the 30% income limitation under the REIT rules.

       The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and the 1997 annual distribution and administrative requirements.


YEAR 2000 COMPLIANCE

       D&N utilizes various electronic computer systems for the delivery of its financial services products, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistencies or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer systems include financial control applications provided by M&I Data Services, Inc.; mortgage lending applications provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained micro-computer and network systems which support management functions and communications. D&N is working closely with its data services vendors to ascertain that their applications, upon which the Bank relies, will be certifiable as compliant by the end of 1998.

       D&N has determined that its internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 complaint as currently installed.

       D&N's duty is to monitor the progress of its vendors toward the attainment of compliance and to test for compliance. At this time, D&N deems the progress attained by each of its service bureau vendors to achieve Year 2000 compliance in a timely fashion to be acceptable.

NEW ACCOUNTING PRONOUNCEMENTS

       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements. It also requires companies to report selected information about operating segments in interim financial reports issued to shareholders. These standards will be adopted effective January 1, 1998 and are not expected to have any material effect on the Company's financial statements.

OTHER MATTERS

       Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to various factors that could cause actual results to differ materially from these statements. Factors that might cause such a difference include, but are not limited to: regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                      REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
Stockholders of D&N Capital Corporation

       We have audited the accompanying balance sheet of D&N Capital Corporation as of December 31, 1997, and the related statements of income, stockholders' equity and cash flows for the period from inception (March 18, 1997) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audit.

       We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&N Capital Corporation at December 31, 1997, and the results of its operations and its cash flows for the period from inception (March 18, 1997) through December 31, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand, L.L.P.
Detroit, Michigan
January 22, 1998

                           D&N CAPITAL CORPORATION
                                BALANCE SHEET
                             AT DECEMBER 31, 1997
                  (Dollars in thousands, except share data)


ASSETS:

Loans receivable:
    Residential mortgage loans                                     $ 52,784
    Commercial mortgage loans                                         7,601
                                                                   --------
                   Net loans receivable                              60,385

Cash                                                                      2
Accrued interest receivable                                             358
                                                                   --------
                   TOTAL ASSETS                                    $ 60,745
                                                                   ========
LIABILITIES:

Due to Parent                                                      $    202
Other liabilities                                                         9
                                                                   --------
                   TOTAL LIABILITIES                                    211

STOCKHOLDERS' EQUITY:

Preferred stock, par value $25.00;
     2,500,000 authorized, 1,210,000
     issued and outstanding                                          30,250

Common stock, par value $300.00
     per share; 250,000 shares authorized,
     31,781 shares issued and outstanding                             9,534

Additional paid-in capital                                           20,716
                                                                   --------
                   Total paid-in capital                             60,500

Retained earnings                                                        34
                                                                   --------
                   TOTAL STOCKHOLDERS' EQUITY                      $ 60,534
                                                                   --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 60,745
                                                                   ========

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                              STATEMENT OF INCOME
      For period from inception (March 18, 1997) through December 31, 1997
                   (Dollars in thousands, except share data)


INTEREST INCOME:

     Loans:
           Residential mortgage loans                                         $ 1,644
           Commercial mortgage loans                                              293
                                                                              -------
                Total loan interest income                                      1,937

     Intercompany interest                                                         15
                                                                              -------
                TOTAL INTEREST INCOME                                           1,952

NONINTEREST EXPENSE
     Advisory fees                                                                 57
     Other expenses                                                                43
                                                                              -------
             TOTAL NONINTEREST EXPENSE                                            100

             NET INCOME                                                       $ 1,852

             PREFERRED STOCK DIVIDENDS PAID                                     1,218
                                                                              -------
             NET INCOME APPLICABLE TO COMMON SHARES                               634

             COMMON STOCK DIVIDENDS PAID                                          600
                                                                              -------

             RETAINED EARNINGS INCREASE                                       $    34
                                                                              =======

             NET INCOME PER COMMON SHARE                                      $ 19.94
                                                                              =======


             WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                        31,781
                                                                              =======



See Notes to Financial Statements

                            D&N CAPITAL CORPORATION
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
    For the period from inception (March 18, 1997) through December 31, 1997
                                 (In thousands)



PREFERRED STOCK:

Balance at beginning of period                             $    --
Issuance of preferred stock                                  30,250
                                                           --------
Balance at end of period                                     30,250
                                                           --------


COMMON STOCK:

Balance at beginning of period                                  --
Issuance of common stock                                      9,534
                                                           --------
Balance at end of period                                      9,534
                                                           --------


ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period                                 --
Issuance of common stock                                     22,247
     Less: Preferred Stock offering costs                    (1,531)
                                                           --------
Balance at end of period                                     20,716
                                                           --------

RETAINED EARNINGS:

Balance of beginning of period                                  --

Net income                                                    1,852

Preferred dividends                                          (1,218)

Common dividends                                               (600)
                                                           --------

Balance at end of period                                         34
                                                           --------

TOTAL STOCKHOLDERS' EQUITY                                 $ 60,534
                                                           ========

See Notes to Financial Statements

                            D&N CAPITAL CORPORATION
                            STATEMENT OF CASH FLOWS
    For the period from inception (March 18, 1997) through December 31, 1997
                             (Dollars in thousands)


OPERATING ACTIVITIES:

Net income                                                          $    1,852

Adjustments to reconcile net income to net cash
provided by operating activities:
                   Increase in:
                          Accrued interest receivable                     (358)
                          Due to Parent                                    202
                          Accounts payable                                   9
                                                                    ----------
Net cash provided by operating activities                                1,705
                                                                    ----------

INVESTING ACTIVITIES:

Purchase of mortgage loans at inception                                (60,524)
Purchase of mortgage loans after inception                              (6,694)
Principal payments received                                              6,833
                                                                    ----------
Net cash (used) by investing activities                                (60,385)
                                                                    ----------

FINANCING ACTIVITIES:

Proceeds from common stock issued                                       31,781
Proceeds from preferred stock issued                                    30,250
Origination and underwriting costs                                      (1,531)
Preferred stock dividends paid                                          (1,218)
Common stock dividends paid                                               (600)
                                                                    ----------
Net cash provided by financing activities                               58,682
                                                                    ----------

NET INCREASE IN CASH                                                         2

CASH AT BEGINNING OF PERIOD                                                --
                                                                    ----------
CASH AT DECEMBER 31, 1997                                           $        2
                                                                    ----------



See Notes to Financial Statements.

                        NOTES TO FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

       D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company is a wholly-owned subsidiary of D&N Bank (the "Bank"), a federally chartered savings bank, which itself is wholly owned by D&N Financial Corporation ("D&N"), a financial services holding company organized under the laws of the state of Delaware.

       On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% noncumulative preferred stock, Series A, $25 par value per share, totaling $30,250,000 (the "Series A Preferred Shares"), and sold to D&N Bank, 31,781 shares of the Company's common stock, $300 par value ($1,000 cost) per share, net of offering costs, totaling $30,250,000 (the "Common Stock"). All shares of common stock are held by the Bank. The Series A Preferred Shares are traded on the NASDAQ stock market, under the symbol as "DNFCP".

       The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank the Company's initial portfolio of $60,524,000 of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values.

       The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mortgage Loans:

       Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase from the Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

Allowance for Loan Losses:

       The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At December 31, 1997, there was no allowance for losses on loans.

Accounts Payable to Parent:

       Accounts payable to parent represents the Common Stock Dividend due the Bank, plus advisory fees and other expenses paid by the Bank for the Company, offset partially, by principal and interest payments due, which the Bank owes to the Company.


Offering Costs:

       Costs incurred in connection with the raising of capital through the sale of preferred stock were charged against stockholders' equity upon the issuance of Common Shares to the Bank.


Dividends:

       Preferred Stock. Dividends on the Series A Preferred Shares are noncumulative from issuance (July 17, 1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

       Common Stock. The Bank, as shareholder, is entitled to receive dividends when, as and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

Net Income Per Common Share:

       Net income per share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per share is not presented, as there are no outstanding dilutive securities.

       The Company has elected to be treated as a Real Estate Investment
Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to its Common and Preferred Stock shareholders, a portion of which may be in the form of "consent" dividends, as defined under the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.


NOTE 3 - MORTGAGE LOANS

       Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and Fixed Rate Mortgages ("FRMs"). The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments.

       The following represents the Mortgage Loan portfolio as of December 31, 1997 (in thousands):


       Residential mortgage loans                     $ 52,784
       Commercial mortgage loans                         7,601
                                                      --------
                          Total                       $ 60,385
                                                      ========

       Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property.


NOTE 4 - DIVIDENDS

       For the period from inception (March 18, 1997) through December 31, 1997, the Company paid dividends on the Series A Preferred Shares in the amount of $1,217,563, and dividends on the Common Shares of $600,000.


NOTE 5 - RELATED PARTY TRANSACTION

       The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of

$125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees incurred for the period from inception (March 18, 1997) through December 31, 1997 totaled approximately $57,000.

       The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, the Bank performs the servicing of the Mortgage Loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans. The servicing fees are netted out of interest, prior to remittance by the Bank to the Company.



NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107, entitled "Disclosures About Fair Value of Financial Instruments" ("SFAS 107"), requires Companies to disclose fair value information about financial instruments for which it is practicable to estimate values, whether or not such financial instruments are recognized on the balance sheet. Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market conditions at a specific point in time and may not be reflective of future fair values.

       Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 may provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of an objective valuation standard, introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned against using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

Loans:

       Loans were valued using methodologies suitable for each loan type. These methodologies and the key assumptions made are discussed below.

       The fair value of the Company's commercial loans was estimated by assessing the two main risk components: credit risk and interest rate risk. The estimated cash flows were discounted, using rates appropriate for each maturity that incorporates the effects of interest rate changes.

       For residential mortgage loans for which market rates for comparable loans are readily available, the fair value was estimated by discounting expected cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for comparable mortgage-backed securities, adjusted for risk. These discount rates incorporated the effects of interest rate changes only, since the estimated cash flows were previously adjusted for credit risk.

       The book value and fair value of Mortgage Loans at December 31, 1997 are as follows (in thousands):

                                               Book Value          Fair Value
                                               ----------          ----------
Residential Mortgage Loans                     $ 52,784             $ 52,796
Commercial Mortgage Loans                         7,601                7,607
                                               --------             --------
         Total Portfolio                       $ 60,385             $ 60,403
                                               ========             ========

       Assets and liabilities in which carrying value approximates fair value:

       The carrying values of certain financial assets and liabilities, including cash, accrued interest receivable, due-to-parent and other liabilities, are considered to approximate their respective fair value due to their short-term nature and negligible exposure to credit losses.



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
         CORPORATION

       The persons who are directors and executive officers of the Company are as follows:

Name                                                         Position and Office Held
------------------------------------             --------------------------------------------------
George J. Butvilas                               Director and Chairman
Kenneth R. Janson                                Director, President and Chief Executive Officer
Richard E. West                                  Director and Vice President
James Bogan                                      Director
William J. McGarry                               Director
Gail A. Mroz                                     Director
Daniel D. Greenlee                               Treasurer and Chief Financial Officer
Peter L. Lemmer                                  Secretary

       The following is a summary of the experience of the executive officers and directors of the Company:

       George J. Butvilas, age 52, Director and Chairman; joined D&N Bank as President in May 1990. He was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of D&N in 1992. Prior to joining the Bank, he had over 16 years experience as a commercial and community banker, most recently as Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

       Kenneth R. Janson, age 46, Director, President and Chief Executive Officer; is also Executive Vice President/Chief Financial Officer and Treasurer of D&N and the Bank. Prior to joining the Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the accounting, investment and investor relations functions for the Bank and D&N.

       Richard E. West, age 51, Director and Vice President; is also Executive Vice President/Wholesale Banking of the Bank. Prior to joining the Bank in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending, consumer lending, bank operations and information systems functions of the Bank.

       James Bogan, age 46, Director; is also Chief Executive Officer of Portage Health System, Hancock, Michigan. Prior to joining the Health System in June 1989, he held various positions involving health care management, the last three years as Chief Operating Officer of Trinity Medical Center, Minot, North Dakota. Mr. Bogan is responsible for directing the affairs of Portage Health System, which include a 44 bed acute care unit, a 30 bed nursing home unit, a medical group including 15 physicians, a home health agency, and two retail pharmacies.

       William J. McGarry, age 54, Director; is also the Treasurer and Chief Financial Officer of Michigan Technological University located in Houghton, Michigan. He was named to his current position at the University in December 1992, after serving two years as a senior associate with Coopers & Lybrand in Boston. Prior to his term with Cooper & Lybrand, Mr. McGarry served as principal consultant with Information Associates of Rochester, New York and was vice president in charge of the large financial services management consulting and systems integration practice of SEI Corporation of Cambridge, Massachusetts. He has also served as senior director of finance and administration at Rensselaer Polytechnic Institute and as director of administrative systems at Lehigh University.

       Gail A. Mroz, age 45, Director; is also the Finance Director and Controller of Copper Country Mental Health in Houghton, Michigan. Ms. Mroz has held a variety of financial management positions with Copper Country Mental Health since joining the agency in 1988. She has also been an instructor for the School of Business and Engineering Administration at Michigan Technological University.

       Daniel D. Greenlee, age 45, Treasurer and Chief Financial Officer; is also Senior Vice President/Controller of the Bank. He has been with the Bank in various capacities since 1984 and is presently responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

       Peter L. Lemmer, age 40, Secretary; is also Senior Vice President/General Counsel of D&N and the Bank. Prior to joining the Bank in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Saving, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank and D&N.

INDEPENDENT DIRECTORS

       The Company's Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Bogan, McGarry and Ms. Mroz are the Company's Independent Directors. When there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors.

       If at any time the Company fails to declare and pay a quarterly dividend on the Series A Preferred Shares, the number of directors constituting the Board of Directors of the Company will be increased by two at the Company's next annual meeting and the holders of Series A Preferred Shares, voting together with the holders of any other outstanding series of Preferred Stock as a single class, will be entitled to elect the two additional directors to serve on the Company's Board of Directors. Any member of the Board of Directors elected by holders of the Company's Preferred Stock will be deemed to be an Independent Director for purposes of the actions requiring the approval of a majority of the Independent Directors.

AUDIT COMMITTEE

       The Company's audit committee reviews the engagement and independence of its auditors. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of Messrs. Bogan, McGarry and Ms. Mroz.

ITEM 11: EXECUTIVE COMPENSATION

       The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors will receive a fee of $250 for attendance (in person or by telephone) at each meeting of the Board of Directors and $100 for each meeting of a Committee of the Board. However, multiple fees shall not be paid for two or more meetings attended on the same day. The Company will not pay any compensation to its officers or employees of the Bank, or to directors who are not Independent Directors.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

       The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the period ended December 31, 1997 totaled $57,000.

       The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

       The Company had cash balances of approximately $1,661 as of December 31, 1997 held in a demand deposit account with the Bank.


                                    PART IV
ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

    (a)(1) The following financial statements of the Company are included in Item 8 of this report:

             Report of Independent Public Accountants
             Balance Sheet at December 31, 1997
             Statement of Income for period from inception (March 18, 1997)
                through December 31, 1997
             Statement of Stockholders' Equity for the period from inception
                (March 18, 1997) through December 31, 1997
             Statement of Cash Flows for the period from inception
                (March 18, 1997) through December 31, 1997

             Notes to Financial Statements

    (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

    (a)(3)      Exhibits:

                *12(a)     Computation of Ratio of Earnings to Fixed charges.

                *12(b)     Computation of Ratio of Earnings to fixed charges
                              and Preferred Stock dividend requirements.

                *27        Financial Data Schedule

                (b) No reports on Form 8-K were issued during the three months ended December 31, 1997.

_______________
* Filed herewith.

                                   SIGNATURES



       Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          D&N CAPITAL CORPORATION
                                          (Registrant)

Date:      March 27, 1998                 By: /s/ KENNETH R. JANSON
      -----------------------------           -------------------------
                                              KENNETH R. JANSON
                                              (Duly Authorized Representative)


       Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ GEORGE J. BUTVILAS                By: /s/ KENNETH R. JANSON
    -------------------------------           --------------------------------
    GEORGE J. BUTVILAS                        KENNETH R. JANSON
    Director, Chairman of the Board           Director and President

Date       March 27, 1998                 Date          March 27, 1998
    -------------------------------            -------------------------------


By: /s/ RICHARD E. WEST                   By: /s/ JAMES BOGAN
    -------------------------------           --------------------------------
    RICHARD E. WEST                           JAMES BOGAN
    Director and Vice President               Director

Date       March 27, 1998                 Date          March 27, 1998
    -------------------------------           --------------------------------


By: /s/ WILLIAM J. MCGARRY                By: /s/ GAIL A. MROZ
    -------------------------------           --------------------------------
    WILLIAM J. MCGARRY                        GAIL A. MROZ
    Director                                  Director

Date       March 27, 1998                 Date          March 27, 1998
    -------------------------------           --------------------------------

By: /s/ DANIEL D. GREENLEE
    -------------------------------
    DANIEL D. GREENLEE
    Treasurer and
      Chief Financial Officer

Date         March 27, 1998
    -------------------------------



By: /s/ PETER L. LEMMER
    -------------------------------
    PETER L. LEMMER
    Secretary

Date         March 27, 1998
    -------------------------------

                              INDEX TO EXHIBITS

EXHIBIT NO.                DESCRIPTION
-----------                -----------

     *12(a)         Computation of Ratio of Earnings to Fixed charges.

     *12(b) Computation of Ratio of Earnings to fixed charges and Preferred Stock dividend requirements.

     *27            Financial Data Schedule

     (b) No reports on Form 8-K were issued during the three months ended December 31, 1997.


---------------
* Filed herewith.