Form 10-Q
period 1998-03-31
D&N CAPITAL CORP
filed 1998-05-15
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended        March 31, 1998
                                        --------------------------
                                       OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from          to
                                        ---------  ---------------------
         Commission file number                0-22767
                               -----------------------------------------

                              D&N Capital Corporation
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                       Delaware                       31-1517665
              -------------------------------    -------------------
              (State or other jurisdiction of    (I.R.S. Employer
              incorporation or organization)     Identification No.)

                   400 Quincy Street, Hancock, Michigan 49930
              ------------------------------------------------------
                    (Address of principal executive offices)

                                 (906) 482-2700
              ------------------------------------------------------
              (Registrant's telephone number, including area code)

              ------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]  No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $300 par value                         31,781
       ----------------------------             -----------------------------
Series A Preferred Shares, $25.00 par value              1,210,000
-------------------------------------------     -----------------------------
                 (Class)                        (Shares Outstanding as of
                                                  April 30, 1998)
================================================================================

                             D&N CAPITAL CORPORATION

                                      INDEX

                                                                Page No.
                                                                --------
PART I   Statement of Condition - March 31, 1998 and
             December 31, 1997                                      3

         Statement of Income - Three months ended
             March 31, 1998                                         4

         Statement of Changes in Stockholders' Equity -
             Three months ended March 31, 1998                      5

         Statement of Cash Flows - Three months ended
             March 31, 1998                                         6

         Notes to Financial Statements                              7

         Management's Discussion and Analysis of Financial
             Condition and Results of Operations                    9

PART II  Other Information                                         13



                             D&N CAPITAL CORPORATION
                             STATEMENT OF CONDITION
                                at March 31, 1998
                        (In thousands, except share data)


                                                             March 31,     December 31,
                                                               1998            1997
                                                             ---------     ------------
                                                            (Unaudited)
ASSETS:
Loans receivable:
    Residential mortgage loans                               $52,867          $52,784
    Commercial mortgage loans                                  7,525            7,601
                                                             -------          -------
          Net loans receivable                                60,392           60,385

Cash                                                               2                2
Due from Parent                                                   84               --
Other assets                                                      20               --
Accrued interest receivable                                      363              358
                                                             -------          -------
             TOTAL ASSETS                                    $60,861          $60,745
                                                             =======          =======

LIABILITIES:
Due to Parent                                                $    --          $   202
Other liabilities                                                  5                9
                                                             -------          -------
             TOTAL LIABILITIES                                     5              211


STOCKHOLDERS' EQUITY:
Preferred stock, par value $25.00; 2,500,000
     authorized, 1,210,000 issued and outstanding             30,250           30,250

Common stock, par value $300.00 per share ;
     250,000 shares authorized, 31,781 shares
     issued and outstanding                                    9,534            9,534

Additional paid-in capital                                    20,716           20,716
                                                             -------          -------
             Total paid-in capital                            60,500           60,500

Retained earnings                                                356               34
                                                             -------          -------
             TOTAL STOCKHOLDERS' EQUITY                      $60,856          $60,534
                                                             -------          -------

             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $60,861          $60,745
                                                             =======          =======



See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                         STATEMENT OF INCOME (UNAUDITED)
                    For the Three Months Ended March 31, 1998
                                 (In thousands)



INTEREST INCOME:
   Loans:
       Residential mortgage loans                                   $   884
       Commercial mortgage loans                                        156
                                                                    -------
       Total loan interest income                                     1,040

    Intercompany interest                                                 2
                                                                    -------
                  TOTAL INTEREST INCOME                               1,042

NONINTEREST EXPENSE:
   Advisory fees                                                         31
   Other expenses                                                         8
                                                                    -------
                  TOTAL NONINTEREST EXPENSE                              39

                  NET INCOME                                        $ 1,003

                  PREFERRED STOCK DIVIDEND REQUIREMENTS                 681
                                                                    -------
                  NET INCOME APPLICABLE TO COMMON SHARES                322

                  COMMON STOCK DIVIDENDS PAID                            --
                                                                    -------
                  RETAINED EARNINGS INCREASE                        $   322
                                                                    =======

                  NET INCOME PER SHARE                              $ 10.14
                                                                    =======

                  WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         31,781
                                                                    =======


See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                   For the Three Months Ended March 31, 1998
                                 (In thousands)


PREFERRED STOCK:

Balance at beginning of period        $ 30,250
                                      --------
Balance at end of period                30,250
                                      --------


COMMON STOCK:

Balance at beginning of period           9,534
                                      --------
Balance at end of period                 9,534
                                      --------

ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period          20,716
                                      --------
Balance at end of period                20,716
                                      --------

RETAINED EARNINGS:

Balance at beginning of period              34

Net Income                               1,003

Preferred dividends                       (681)

Common dividends                            --
                                      --------
Balance of end of period                   356
                                      --------

TOTAL STOCKHOLDERS' EQUITY            $ 60,856
                                      ========



See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                    For the Three months ended March 31, 1998
                                 (In thousands)



OPERATING ACTIVITIES:

Net Income                                             $ 1,003

Adjustments to reconcile net income to net cash provided by operating activities:

  Net change in:
         Accrued interest receivable                        (5)
         Due from Parent                                  (286)
         Other assets                                      (20)
         Accounts payable                                   (4)
                                                       -------
Net cash provided by operating activities                  688
                                                       -------


INVESTING ACTIVITIES:

Purchase of mortgage loans                              (7,352)
Principal payments received                              7,345
                                                       -------
Net cash used by investing activities                       (7)
                                                       -------


FINANCING ACTIVITIES:

Preferred stock dividends paid                            (681)
Common stock dividends paid                                 --
Net cash used by financing activities                     (681)
                                                       -------


NET INCREASE (DECREASE) IN CASH                             --

CASH AT BEGINNING OF PERIOD                                  2
                                                       -------
CASH AT MARCH 31, 1998                                 $     2
                                                       =======


See Notes to Financial Statements

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

        The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form
10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year.



NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mortgage Loans:

       Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase from the Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

Allowance for Loan Losses:

       The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At March 31, 1998, there was no allowance for losses on loans.

Accounts Receivable from Parent:

       Accounts Receivable from parent at March 31, 1998 represents principal and interest payments due the Company from the Bank, partially offset by prior amounts due the Bank by the Company.


Accounts Payable to Parent:

       Accounts payable to parent as of December 31, 1997, represents the Common Stock Dividend due the Bank, plus advisory fees and other expenses paid by the Bank for the Company, offset partially, by principal and interest payments due, which the Bank owes to the Company.

Offering Costs:

       Costs incurred in connection with the raising of capital through the sale of preferred stock were charged against stockholders' equity upon the issuance of Common Shares to the Bank.

Dividends:

       Preferred Stock. Dividends on the Series A Preferred Shares are noncumulative from issuance (July 17,1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

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

       The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provision of the Internal Revenue Code of 1986, as amended

(the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to its Common and Preferred Stock shareholders, a portion of which may be in the form of "consent" dividends, as defined under the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.



NOTE 3 - MORTGAGE LOANS

       Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and Fixed Rate Mortgages ("FRMs"). The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments.

       The following represents the Mortgage Loan portfolio (in thousands):



                                                                                3/31/98               12/31/97
                                                                               ---------             ---------

         Residential mortgage loans                                            $  52,867             $  52,784
         Commercial mortgage loans                                                 7,525                 7,601
                                                                               ---------             ---------
                                                                               $  60,392             $  60,385
                                                                               =========             =========

       Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwelling and/or commercial property.


NOTE 4 - DIVIDENDS

       For the three months ended March 31, 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625.


NOTE 5 - RELATED PARTY TRANSACTION

       The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees incurred for the three months ended March 31, 1998 totaled approximately $31,000.

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


NOTE 6 - FAIR VALUE OF FINANCIAL INSTRUMENTS

       Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price, if one exists. The calculation of estimated fair value is based on market condition at a specific point in time and may not be reflective of future fair values.

       Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 may provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of an objective valuation standard, introduces a great degree of subjectivity to the derived or estimated fair value. Therefore, readers are cautioned against using this information for purposes of evaluating the financial condition of the Company compared with the other REITs.

       Loans were valued using methodologies suitable for each loan type. These methodologies and the key assumption made are discussed below.

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

       The book value and fair value of Mortgage Loans at March 31, 1998, is as follows (in thousands):


         Residential Mortgage Loans                  $  52,867                $ 52,951
         Commercial Mortgage Loans                       7,525                   7,525
                                                     ---------                --------
            Total Portfolio                          $  60,392                $ 60,476
                                                     =========                ========

       Assets and liabilities in which carrying value approximates fair value:

       The carrying values of certain financial assets and liabilities, including cash, accrued interest receivable, due-from-parent, due-to-parent and other assets and liabilities, are considered to approximate their respective fair value due to their short-term nature and negligible exposure to credit losses.

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

RESULTS OF OPERATIONS

       The Company reported net interest income for the quarter ended March 31, 1998 of approximately $1,042,000. Interest income from residential and commercial mortgage loans was $884,000 and $156,000, respectively. After a deduction of approximately $31,000 in advisory fees and $8,000 in other administrative expenses, the Company reported net income of approximately $1,003,000 for the quarter ended March 31, 1998.

       The Company reported net income per common share of $10.14 for the quarter ended March 31, 1998.

       For the quarter ended March 31, 1998, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


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

       For the quarter ended March 31, 1998, the Company purchased replacement mortgage loans having an outstanding principal balance of approximately $7,352,000 from the Bank. In addition, the Company received approximately $7,345,000 of principal payments on its portfolio from the Servicer.

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


YEAR 2000 COMPLIANCE

       D&N utilizes various electronic computer systems for the delivery of its financial services products, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistences or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer systems include financial control applications provided by M&I Data Services, Inc; mortgage lending applications provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained micro-computer and network systems which support management functions and communications. D&N is working closely with its data services vendors to ascertain that their applications, upon which the Bank relies, will be certifiable as compliant by the end of 1998.

       D&N has determined that its internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 compliant as currently installed.

       D&N's duty is to monitor the progress of its vendors toward the attainment of compliance and to test for compliance. At this time, D&N deems the progress attained by each of its service bureau vendors to achieve Year 2000 compliance in a timely fashion to be acceptable.


OTHER MATTERS

       As of March 31, 1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Code. The Company calculates that:

* its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

* 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

* none of the revenue was subject to the 30% income limitation under the REIT rules.

       The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 1998 annual distribution and administrative requirements.

                             D&N CAPITAL CORPORATION

                           PART II - OTHER INFORMATION





ITEM 1:  LEGAL PROCEEDINGS
                     None

ITEM 2:  CHANGES IN SECURITIES
                     None

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES
                     None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of stockholders was held on February 27, 1998.

         (b) The matters approved by the sole common shareholder, D&N Bank, at the annual meeting, were as follows:

               Number of Directors:
               To enhance and broaden the base of expertise and professional oversight that D&N Capital Corporation's Board of Directors may provide to the Company, the number of directors which shall constitute the whole board is increased from five to six.

               Election of Directors:
               The following directors were elected for the ensuing year:

                         George J. Butvilas     Gail A. Mroz
                         James S. Bogan         Kenneth R. Janson
                         William J. McGarry     Richard E. West

ITEM 5:  OTHER INFORMATION

         Filings on Statements with the Securities and Exchange Commission

         On April 16, 1998 D&N Capital Corporation and D&N Financial Corporation, filed a registration statement (S-8) with the Securities and Exchange commission relating to 20,000 shares of D&N Capital

                             D&N CAPITAL CORPORATION

         Corporation's Preferred Stock, par value $25 per share and 160,000 shares of D&N Financial Corporation's Common Stock, par value $.01 per share, to be offered to pursuant to the D&N Bank 401(k) Plan and Trust.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is included herein:

                 12 (a) Computation of Ratio of Earnings to Fixed Charges

                 12 (b) Computation of Ratio of Earnings to Fixed Charges
                        and Preferred Stock Dividend Requirements

                 (27)   Financial Data Schedule


         (b) Reports on Form 8-K:

                      No reports on Form 8-K have been filed during the quarter Ended March 31, 1998.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         D&N CAPITAL CORPORATION





                                         /s/ Kenneth R. Janson
                                         --------------------------------------
                                         Kenneth R. Janson, President and
                                         Chief Executive Officer


                                         /s/ Daniel D. Greenlee
                                         --------------------------------------
                                         Daniel D. Greenlee,
                                         Chief Financial Officer and Treasurer








Date: May 15, 1998
     ------------------------

                                INDEX TO EXHIBITS




     Exhibit No.       Exhibits
    -----------        --------

       12 (a)          Computation of Ratio of Earnings to Fixed Charges


       12 (b)          Computation of  Ratio of Earnings to Fixed Charges and
                            Preferred Stock Dividend Requirements

       27              Financial Data Schedule