Form 10-Q
period 1998-06-30
D&N CAPITAL CORP
filed 1998-08-13
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q
(Mark One)

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1998

                                      OR
         [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to ____________________
         Commission file number 0-22767

                             D&N Capital Corporation
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             31-1517665
           --------                                             ----------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

                   400 Quincy Street, Hancock, Michigan 49930
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (906) 482-2700
                                 --------------
              (Registrant's telephone number, including area code)

              ----------------------------------------------------
              (Former name, former address and former fiscal year,
               if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X ]  No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $300 par value                                   31,781
----------------------------                         ---------------------------

Series A Preferred Shares, $25.00 par value                            1,210,000
-------------------------------------------          ---------------------------
                (Class)                               (Shares Outstanding as of
                                                       July 31, 1998)

================================================================================

                             D&N CAPITAL CORPORATION


                                      INDEX



                                                                                       Page No.
                                                                                       --------

  PART I       Statements of condition -
                   June 30, 1998 and  December 31, 1997                                    3

               Statements of income -
                   three months ended June 30, 1998 and 1997
                   six months ended June 30, 1998 and 1997                                 4

               Statement of changes in Stockholders' Equity -
                   six months ended June 30, 1998                                          5

               Statement of cash flows -
                   six months ended June 30, 1998                                          6

               Notes to financial statements                                               7

               Management's discussion and analysis of financial
                   condition and results of operations                                    12

  PART II      Other Information                                                          16

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                                at June 30, 1998
                        (In thousands, except share data)


                                                             June 30,          December 31,
                                                              1998                1997
                                                           ----------          ------------
                                                           (Unaudited)
ASSETS:
Loans receivable:
    Residential mortgage loans                              $ 52,927              $ 52,784
    Commercial mortgage loans                                  7,448                 7,601
                                                            --------              --------
             Net loans receivable                             60,375                60,385

Cash                                                               2                     2
Due from Parent                                                  450                    --
Other assets                                                      15                    --
Accrued interest receivable                                      366                   358
                                                            --------              --------

             TOTAL ASSETS                                   $ 61,208              $ 60,745
                                                            ========              ========


LIABILITIES:
Due to Parent                                               $     --              $    202
Other liabilities                                                 10                     9
                                                            --------              --------
             TOTAL LIABILITIES                                    10                   211

STOCKHOLDERS' EQUITY:
Preferred stock, par value $25.00; 2,500,000
     authorized, 1,210,000 issued and outstanding.            30,250                30,250


Common stock, par value $300.00 per share ;
     250,000 shares authorized, 31,781 shares
     issued and outstanding.                                   9,534                 9,534

Additional paid-in capital                                    20,716                20,716
                                                            --------              --------
             Total paid-in capital                            60,500                60,500

Retained earnings                                                698                    34
                                                            --------              --------
             TOTAL STOCKHOLDERS' EQUITY                     $ 61,198              $ 60,534
                                                            --------              --------
             TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 61,208              $ 60,745
                                                            ========              ========


See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                       STATEMENTS OF INCOME (UNAUDITED)
               For the Three and Six Months Ended June 30, 1998
                    (In thousands, except per share data)



                                                                         Three Months Ended             Six Months Ended
                                                                               June 30                       June 30
                                                                          1998         1997              1998       1997
                                                                      ------------------------        ---------------------
INTEREST INCOME:
   Loans:
       Residential mortgage loans                                        $   906      $    --         $  1,790     $     --
       Commercial mortgage loans                                             155           --              311           --
                                                                         -------      -------         --------     --------
                  Total loan interest income                               1,061           --            2,101           --

   Intercompany interest                                                      10           --               12           --
                                                                         -------      -------         --------     --------
          TOTAL INTEREST INCOME                                            1,071           --            2,113           --

NONINTEREST EXPENSE:
   Advisory fees                                                              32           --               63           --
   Other expenses                                                             16           --               24           --
                                                                         -------      -------         --------     --------
          TOTAL NONINTEREST EXPENSE                                           48           --               87           --

          NET INCOME                                                     $ 1,023           --         $  2,026           --

          PREFERRED STOCK DIVIDEND REQUIREMENTS                              681           --            1,362           --
                                                                         -------      -------         --------     --------
          NET INCOME APPLICABLE TO COMMON SHARES                         $   342           --         $    664           --
                                                                         =======      =======         ========     ========

          NET INCOME PER SHARE                                           $ 10.77           --         $  20.90           --
                                                                         =======      =======         ========     ========
          WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                      31,781                        31,781
                                                                         =======      =======         ========     ========



See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
            STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
                     For the Six Months Ended June 30, 1998
                                 (In thousands)

PREFERRED STOCK:
Balance at beginning of period                                         $  30,250
                                                                       ---------
Balance at end of period                                                  30,250
                                                                       ---------


COMMON STOCK:
Balance at beginning of period                                             9,534
                                                                       ---------
Balance at end of period                                                   9,534
                                                                       ---------

ADDITIONAL PAID IN CAPITAL:
Balance at beginning of period                                            20,716
                                                                       ---------
Balance at end of period                                                  20,716
                                                                       ---------

RETAINED EARNINGS:
Balance at beginning of period                                                34

Net Income                                                                 2,026

Preferred dividends                                                       (1,362)

Common dividends                                                              --
                                                                       ---------
Balance of end of period                                                     698
                                                                       ---------
TOTAL STOCKHOLDERS' EQUITY                                             $  61,198
                                                                       =========



See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                       STATEMENT OF CASH FLOW (UNAUDITED)
                     For the Six months ended June 30, 1998
                                 (In thousands)


OPERATING ACTIVITIES:
Net Income                                                             $   2,026

Adjustments to reconcile net income to net cash provided by operating activities:

  Net change in:
         Accrued interest receivable                                          (8)
         Due from Parent                                                    (652)
         Other assets                                                        (15)
         Accounts payable                                                      1
                                                                       ---------
Net cash provided by operating activities                                  1,352
                                                                       ---------


INVESTING ACTIVITIES:

Purchase of mortgage loans                                               (14,624)
Principal payments received                                               14,634
                                                                       ---------
Net cash used by investing activities                                         10
                                                                       ---------


FINANCING ACTIVITIES:

Preferred stock dividends paid                                             (1362)
Common stock dividends paid                                                   --
Net cash used by financing activities                                      (1362)
                                                                       ---------


NET INCREASE (DECREASE) IN CASH                                               --

CASH AT BEGINNING OF PERIOD                                                    2
                                                                       ---------
CASH AT JUNE 30, 1998                                                  $       2
                                                                       =========



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

       All shares of common stock are held by the Bank. The Series A Preferred Shares are traded on NASDAQ under the symbol "DNFCP".

       The Company used the net proceeds raised from the initial public offering of the Series A Preferred Shares and the sale of the Common Stock to the Bank to purchase from the Bank, the Company's initial portfolio of $60,524,000, of residential and commercial mortgage loans ("Mortgage Loans") at their estimated fair values.

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mortgage Loans:

       Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase from the Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

Allowance for Loan Losses:

         The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At June 30, 1998, there was no allowance for losses on loans.

Accounts Receivable from Parent:

         Accounts Receivable from parent at June 30, 1998 represents principal and interest payments due the Company from the Bank, partially offset by prior amounts due the Bank by the Company.

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

         Each of the Mortgage Loans is secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwelling and/or commercial property.


NOTE 4 - DIVIDENDS

         For the three month and six month periods ended June 30, 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625 and $1,361,250, respectively.


NOTE 5 - RELATED PARTY TRANSACTION

         The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees incurred for the three month and six month periods ended June 30, 1998 totaled approximately $32,000 and $63,000, respectively.

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

         The book value and fair value of Mortgage Loans at June 30, 1998, is as follows (in thousands):


                                                                         Book Value              Fair Value
         Residential Mortgage Loans                                       $  52,927                $52,908
         Commercial Mortgage Loans                                            7,448                  7,449
                                                                          ---------                -------
                   Total Portfolio                                        $  60,375                $60,357
                                                                          =========                =======

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

                             D&N CAPITAL CORPORATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

       The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from the Bank consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties.

       All shares of common stock are held by the D&N Bank. The Series A preferred shares are traded on NASDAQ under the symbol "DNFCP".

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

RESULTS OF OPERATIONS

         The Company reported net interest income for the quarter ended June 30, 1998 of approximately $1,071,000. Interest income from residential and commercial mortgage loans was $906,000 and $155,000, respectively. After a deduction of approximately $32,000 in advisory fees and $16,000 in other administrative expenses, the Company reported net income of approximately $1,023,000 for the quarter ended June 30, 1998.


         The Company reported net interest income for the six months ended June 30, 1998 of approximately $2,113,000. Interest income from residential and commercial mortgage loans was $1,790,000 and $311,000, respectively. After a deduction of approximately $63,000 in advisory fees and $24,000 in other administrative expenses, the Company reported net income of approximately $2,026,000 for the six months ended June 30, 1998.

         For the three month and six month periods ended June 30, 1998, the Company reported net income per common share of $10.77 and $20.90, respectively.

         For the quarter ended June 30, 1998, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


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

         For the three and six month periods ended June 30, 1998, the Company purchased replacement mortgage loans from the Bank of approximately $7,272,000 and $14,624,000, respectively. In addition, the Company received approximately $7,289,000 and $14,634,000, respectively, of principal payments on its portfolio from the Servicer for the three month and six month periods ended June 30, 1998.


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

         Costs associated with addressing the Year 2000 issue as it affects D&N's externally vended applications, is implicitly included in the contractual arrangements for those applications. Accordingly, D&N's duty is to monitor the progress of its vendors toward the attainment of compliance and to test for compliance. Where progress is acceptable and timely compliance is deemed likely, no material costs of addressing the Year 2000 issue are imputable to D&N. At this time, D&N deems the progress attained by each of its service bureau vendors to achieve Year 2000 compliance in a timely fashion to be acceptable. Accordingly, the potential cost of addressing the Year 2000 issue is not expected to be material to D&N's business, operations or financial condition.


OTHER MATTERS

         As of June 30, 1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provision of the Code. The Company calculates that:

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

ITEM 3:        DEFAULTS UPON SENIOR SECURITIES
                     None

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                     None

ITEM 5:        OTHER INFORMATION

               Filings on Statements with the Securities and Exchange Commission

               On April 16, 1998 D&N Capital Corporation and D&N Financial Corporation, filed a registration statement (S-8) with the Securities and Exchange Commission relating to 20,000 shares of D&N Capital Corporation's Preferred Stock, par value $25 per share and 160,000 shares of D&N Financial Corporation's Common Stock, par value $.01 per share, to be offered pursuant to the D&N Bank 401(k) Plan and Trust.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

               (a) The following exhibit are included herein:

                     12(a)      Computation of Ratio of Earnings to Fixed
                                  Charges

                     12(b)      Computation of Ratio of Earnings to Fixed
                                  Charges and Preferred Stock Dividend
                                  Requirements.

                     (27)       Financial Data Schedule

               (b) Reports on Form 8-K:

                              No reports on Form 8-K have been filed during the quarter Ended June 30, 1998.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        D&N CAPITAL CORPORATION





                                        /s/ Kenneth R. Janson
                                        ---------------------------------------
                                        Kenneth R. Janson, President and
                                        Chief Executive Officer






                                        /s/ Daniel D. Greenlee
                                        ---------------------------------------
                                        Daniel D. Greenlee,
                                        Chief Financial Officer and Treasurer









Date: August 13, 1998
     ------------------------

                                INDEX TO EXHIBITS




Exhibit No.         Exhibits
-----------         --------

    12 (a)          Computation of Ratio of Earnings to Fixed Charges


    12 (b)          Computation of  Ratio of Earnings to Fixed Charges and
                         Preferred Stock Dividend Requirements

    27              Financial Data Schedule