Form 10-Q
period 1998-09-30
D&N CAPITAL CORP
filed 1998-11-16
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)
       [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                    15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                                               ------------------

       [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                 to
                                             ----------------   ---------------
              Commission file number           0-22767
                                    ------------------------------

                             D&N Capital Corporation
           -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        31-1517665
--------------------------------                   ----------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification  Number)

                   400 Quincy Street, Hancock, Michigan 49930
                 ----------------------------------------------
                    (Address of principal executive offices)

                                 (906) 482-2700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

       Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  YES [X]   No [ ]
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



  Common Stock, $300 par value                                31,781
---------------------------------                 -----------------------------

Series A Preferred Shares, $25.00 par value                 1,210,000
-------------------------------------------    -------------------------------------------
              (Class)                          (Shares Outstanding as of October 31, 1998)

================================================================================

                             D&N CAPITAL CORPORATION


                                      INDEX

                                                                      Page No.
                                                                      --------

 PART I
              Statements of condition -
                September 30, 1998  and December 31, 1997                   3

              Statements of income -
                three months ended September 30, 1998 and 1997
                nine months ended September 30, 1998 and 1997               4

              Statement of changes in Stockholders' Equity -
                nine months ended September 30, 1998                        5

              Statement of cash flows -
                nine months ended September 30, 1998                        6

              Notes to financial statements                                 7

              Management's discussion and analysis of financial
                   condition and results of operations                      9
 PART II
              Other information                                            14

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                                                                September 30          December 31
                                                                                     1998                 1997
                                                                                ------------          -----------
                                                                                  (Unaudited)
ASSETS:
Loans receivable:
    Residential mortgage loans                                                    $ 52,913              $ 52,784
    Commercial mortgage loans                                                        7,370                 7,601
                                                                                  --------               -------
             Net loans receivable                                                   60,283                60,385

Cash                                                                                     2                     2
Due from Parent                                                                        872                  --
Other assets                                                                            11                  --
Accrued interest receivable                                                            358                   358
                                                                                  --------              --------
                  TOTAL ASSETS                                                    $ 61,526              $ 60,745
                                                                                  ========              ========

LIABILITIES:
Due to Parent                                                                     $   --                $    202
Other liabilities                                                                       16                     9
                                                                                  --------              --------
                  TOTAL LIABILITIES                                                     16                   211
STOCKHOLDERS' EQUITY:
Preferred stock, par value $25.00; 2,500,000
    authorized, 1,210,000 issued and outstanding                                    30,250                30,250

Common stock, par value $300.00 per share;
    250,000 shares authorized, 31,781 shares
issued and outstanding                                                               9,534                 9,534

Additional paid-in capital                                                          20,716                20,716
                                                                                  --------              --------
        Total paid-in capital                                                       60,500                60,500

Retained earnings                                                                    1,010                    34
                                                                                  --------              --------
                  TOTAL STOCKHOLDERS' EQUITY                                        61,510                60,534
                                                                                  --------              --------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 61,526              $ 60,745
                                                                                  ========              ========





See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                        STATEMENTS OF INCOME (UNAUDITED)
                       For the Three and Nine Months Ended
                           September 30, 1998 and 1997
                      (In thousands, except per share data)




                                                                   Three Months Ended           Nine Months Ended
                                                                      September 30                 September 30
                                                                     1998       1997          1998           1997(1)
                                                                   ------------------         ----------------------
INTEREST INCOME:
  Loans:
    Residential mortgage loans                                    $   869     $  765           $  2,659     $  765
    Commercial mortgage loans                                         152        128                463        128
                                                                  ------------------           ---------------------
       Total loan interest income                                   1,021        893              3,122        893

  Intercompany interest                                                17          5                 29          5
                                                                  ------------------           ---------------------
       TOTAL INTEREST INCOME                                        1,038        898              3,151        898


NONINTEREST EXPENSE:
    Advisory fees                                                      31         26                 94         26
    Other expenses                                                     14         11                 39         11
                                                                  ------------------           ---------------------
       TOTAL NONINTEREST EXPENSE                                       45         37                133         37

       NET INCOME                                                     993        861              3,018        861

       PREFERRED STOCK DIVIDEND REQUIREMENTS                          681        537              2,042        537
                                                                  ------------------           ---------------------
       NET INCOME APPLICABLE TO COMMON SHARES                         312        324                976        324

       COMMON STOCK DIVIDENDS PAID                                     --         --                 --        --
                                                                  ------------------           ---------------------

       RETAINED EARNINGS INCREASE                                 $   312     $  324           $    976     $  324
                                                                  ==================           =====================

       NET INCOME PER SHARE                                       $  9.81     $10.19           $  30.71     $10.19
                                                                  ==================           =====================

       WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                                   31,781     31,781             31,781     31,781
                                                                  ==================           =====================


(1) The 1997 year-to-date column represents the period from the REIT's inception on March 18, 1997, to September 30, 1997.





See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
            STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997
                                 (In thousands)

                                                  1998                1997
                                               ---------------------------------
PREFERRED STOCK:
Balance at beginning of period                  $  30,250          $   --
Issuance of preferred stock                          --              30,250
                                                ---------          --------
Balance at end of period                           30,250            30,250
                                                ---------          --------

COMMON STOCK:

Balance at beginning of period                      9,534              --
Issuance of common stock                             --               9,534
                                                ---------          --------
Balance at end of period                            9,534             9,534
                                                ---------          --------

ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period                     20,716              --
Issuance of common stock                             --              22,247
   Less: Offering costs                              --               1,531
                                                ---------          --------
Balance at end of period                           20,716            20,716
                                                ---------          --------


RETAINED EARNINGS:

Balance at beginning of period                         34              --

Net Income                                          3,018               861

Common dividends                                     --                --

Preferred dividends                                (2,042)             (537)
                                                ---------          --------

Balance at end of period                            1,010               324
                                                ---------          --------


TOTAL STOCKHOLDERS' EQUITY                       $ 61,510          $ 60,824
                                                =========          ========


See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              For the Nine Months Ended September 30, 1998 and 1997
                                 (In thousands)



                                                            1998            1997
                                                       -----------------------------
OPERATING ACTIVITIES:
Net Income                                               $  3,018         $  861

Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in:
       Accrued interest receivable                           --             (370)
       Due from Parent                                     (1,074)           (20)
       Other assets                                           (10)           --
       Accounts payable                                         6            --
                                                         --------         ------
  Net cash provided by operating activities                 1,940            471
                                                         --------         ------


INVESTING ACTIVITIES:

Purchase of mortgage loans                                (20,815)       (63,188)
Principal payments received                                20,917          2,755
                                                         --------         ------
Net cash used by investing activities                         102        (60,433)
                                                         --------         ------

FINANCING ACTIVITIES:

Proceeds from common stock issued                            --           31,781
Proceeds from preferred stock issued                         --           30,250
Offering costs                                               --           (1,531)
Preferred stock dividends paid                             (2,042)          (537)
Common stock dividends paid                                  --             --
                                                         --------         ------
Net cash used by financing activities                      (2,042)        59,963
                                                         --------         ------


NET INCREASE IN CASH                                         --                1

CASH AT BEGINNING OF PERIOD                                     2           --
                                                         --------         ------
CASH AT SEPTEMBER 30, 1998 AND 1997                      $      2         $    1
                                                         ========         ======



See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and was created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of D&N Bank (the "Bank"), a federally chartered savings bank, which itself is wholly-owned by D&N Financial Corporation ("D&N"), a financial services holding company organized under the laws of the state of Delaware.

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

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   MORTGAGE LOANS:

Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase from the Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.


   ALLOWANCE FOR LOAN LOSSES:

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At September 30, 1998, there was no allowance for losses on loans.

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

   NET INCOME PER COMMON SHARE:

Net income per common share is computed by dividing net income after preferred dividends by the weighted average number of common shares outstanding. Diluted earnings per share is not presented, as there are no outstanding dilutive securities.

The Company has elected to be treated as a Real Estate Investment Trust ("REIT"), pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to its Common and Preferred Stock shareholders, a portion of which may be in the form of "consent" dividends, as defined under the Code. As a result, the Company has made no provision for income taxes in the accompanying financial statements.


NOTE 3:  DIVIDENDS

For the three month and nine month periods ended September 30, 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625 and $2,041,875, respectively.


 .

                             D&N CAPITAL CORPORATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("Mortgage Loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its Mortgage Loans from the Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties.

All shares of common stock are held by D&N Bank. The Series A preferred shares are traded on NASDAQ under the symbol "DNFCP".

The Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. The Bank also services the Company's Mortgage Loans under each of the Servicing Agreements.

It is the intention of the Company and Bank that any agreements and transactions between the Company and the Bank are consistent with market terms, including the price paid and received for Mortgage Loans, upon their acquisition or disposition by the Company, or in connection with the servicing of such Mortgage Loans. The requirement in the Certificate of Designation establishing the Series A Preferred Shares that certain actions of the Company be approved by a majority of the Independent Directors is also intended to ensure fair dealing between the Company and the Bank.


RESULTS OF OPERATIONS

The Company reported net interest income for the quarter ended September 30, 1998 of approximately $1,038,000. Interest income from residential and commercial mortgage loans were $869,000 and $152,000, respectively. After a deduction of approximately $31,000 in advisory fees and $14,000 in other administrative expenses, the Company reported net income of approximately $992,000 for the quarter ended September 30, 1998.

The Company reported net interest income for the nine months ended September 30, 1998 of approximately $3,151,000. Interest income from residential and commercial mortgage loans was $2,659,000 and $463,000, respectively. After a deduction of approximately $94,000 in advisory fees and $39,000 in other administrative expenses, the Company reported net income of approximately $3,018,000 for the nine months ended September 30, 1998.

For the three month and nine month periods ended September 30, 1998, the Company reported net income per common share of $9.81 and $30.71 respectively.

For the quarter ended September 30, 1998, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").


MORTGAGE LOANS

Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and Fixed Rate Mortgages ("FRM's"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial mortgage loans, respectively. All mortgage loans are purchased from the Bank.

For the three and nine month periods ended September 30, 1998, the Company purchased replacement mortgage loans from the Bank of approximately $6,191,000 and $20,815,000, respectively. In addition, the Company received approximately $6,284,000 and $20,917,000, respectively, of principal payments on its portfolio from the Servicer for the three month and nine month periods ended September 30, 1998.


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


YEAR 2000 COMPLIANCE

D&N Bank's Year 2000 Compliance Program is progressing on schedule. The project is Bank inclusive addressing computer hardware, software procedures, vendors, large borrowers and facilities. This project began in October 1996 and is scheduled for completion by June 1999.

To date all at risk computer hardware has been tested and replaced if not compliant. Thirty eight computer based applications were identified as having Year 2000 issues. Nine of those applications have been updated and are compliant. Three applications representing a large threat to business continuation (Deposits Account Processing, Installment Loan Account Processing and General Ledger) have been certified Year 2000 compliant. The last significant at risk system (Mortgage Loan Processing) is provided to D&N Bank by a major national service bureau. This system is being tested by the Mortgage Bankers Association to confirm compliance. This testing is expected to be concluded and the system compliant by the end of the first quarter of 1999. The remaining application systems are being tested and contingency plans have been developed to mitigate business operational risk.

Project Status
--------------

D&N Bank began this project with an identification and assessment of all potential exposures to Year 2000 related problems both internal and external to the Bank. One major development precipitated by this project has been the establishment and installment of a standard suite of Office Automation Software products supported by a standard hardware platform. As a result all PC's within the Bank have been identified, evaluated as to use and if necessary upgraded to be compatible with date storage and processing beyond December 31, 1999. Other hardware upgrades have been and will continue to be made as software upgrades require larger/faster PC's to accomodate upgraded software.

All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes for 1999 to 2000, the identification of leap year where required along with numerous projections from 1999 to 2xxx using day, month and year increments.

Manual procedures have been reviewed and scheduled for change where date specific actions occur along with form changes necessary to properly record dates in the new millennium.

Large commercial borrowers have been reviewed for their Year 2000 readiness and their progress is being monitored for corrective action, their business continuation and ability to repay their loans. New loan customers are also being assessed for Year 2000 risk.

The building facilities owned and leased by the Bank have been reviewed for Year 2000 associated issues such as device controllers used for HVAC, elevators, alarms, vaults, etc. Where necessary corrective actions have been taken.

Costs
-----

The Banks total Year 2000 estimated project cost, which is based upon currently available information included expenses for the review and testing of third parties including governmental entities. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Bank.

Year 2000 compliance costs incurred during fiscal 1998 total $26,000, the majority of which related to external consulting. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates Year 2000 compliance costs not to exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced in the next year even without the presence of the Year 2000 issue in conjunction with the Banks ongoing programs for updating its delivery infrastructure. The aforementioned Year 2000 project cost estimate may change as the Bank progresses in its Year 2000 programs and obtains additional information associated with and conducts further testing concerning third parties. At this time no significant projects have been delayed as the result of the Banks Year 2000 effort.

OTHER MATTERS

As of September 30, 1998, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT under the provision of the Code. The Company calculates that:

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

                    (a)  The following exhibits is included herein:

                             12(a)  Computation of Ratio of Earnings to Fixed
                                     Charges

                             12(b)  Computation of Ratio of Earnings to Fixed
                                     Charges and Preferred Stock Dividend
                                     Requirements

                             (27)   inancial Data Schedule

                     (b) Reports to Form 8-K:

                             No reports on Form 8-K have been filed during the quarter ended September 30, 1998.

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



                                         D&N  CAPITAL CORPORATION





                                         /s/  Kenneth R. Janson
                                         ---------------------------------------
                                         Kenneth R. Janson, President and
                                         Chief Executive Officer




                                         /s/  Daniel D. Greenlee
                                         ---------------------------------------
                                         Daniel D. Greenlee
                                         Chief Financial Officer and Treasurer










Date:  November 13, 1998
     ----------------------

                                INDEX TO EXHIBITS




     Exhibit No.           Exhibits
     -----------           --------

     12(a)                 Computation of  ratio of earnings to fixed charges

     12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

     27                    Financial data schedule