Form 10-K405
period 1998-12-31
D&N CAPITAL CORP
filed 1999-03-26
CIK 1036263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                            -----------------------
                                   FORM 10-K

        Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

        For the Fiscal Year Ended December 31, 1998

        Commission File Number 0-22767

                           D & N CAPITAL CORPORATION
          -----------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                Delaware                            31-1517665
    ----------------------------------------   ----------------------
       (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)         Identification Number)

        400 Quincy Street, Hancock, Michigan           49930
      ----------------------------------------  ------------------
      (Address of Principal Executive Offices        (Zip Code)

     Registrant's telephone number, including area code (906) 482-2700
                                                        --------------

     Securities Registered Pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
              Title of Each Class                Which Registered
     -----------------------------------       ---------------------
     9.00% Noncumulative Preferred Stock
     Series A (Par Value --$25 Per share)              NASDAQ

     Securities Registered Pursuant to Section 12(g) of the Act: None

Number of Shares of Common Stock outstanding on December 31, 1998: 31,781

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

     YES   X     NO
         -----     -----

       Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.            [X]

       All shares of Common Stock were held by D&N Bank at December 31, 1998; therefore, no Common Stock is held by non-affiliates.

 Documents incorporated by reference                     Part of Form 10-K
        in this Form 10-K                                which incorporated
 -----------------------------------                     ------------------
             None                                               None

                                   FORM 10-K
                                                                    Page No.
                                                                    --------
PART I

   Item 1     Business                                                 1
   Item 2     Properties                                               3
   Item 3     Legal Proceedings                                        3
   Item 4     Submission of Matters to a Vote
                 of Security Holders                                   4


PART II

   Item 5     Market for Registrant's Common Equity
                 and Related Stockholder Matters                       4
   Item 6     Selected Financial Data                                  7
   Item 7     Management's Discussion and Analysis
                 of  Financial Condition and Results
                 of Operations                                         8
   Item 8     Financial Statements and Supplementary Data             16
   Item 9     Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure               25

PART III

   Item 10    Directors and Executive Officers of the Corporation     26
   Item 11    Executive Compensation                                  28
   Item 12    Security Ownership of Certain Beneficial Owners
                 and Management                                       28
   Item 13    Certain Relationships and Related Transactions          29

PART IV

   Item 14    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K                                             30

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

    In order to preserve its status as a real estate investment trust ("REIT") under the Code, the Company must distribute annually at least 95% of its

"REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests as defined by the Code. The Company must also annually satisfy two gross income requirements. First, at least 75% of the Company's gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing). The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company, cash, cash items, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

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

    The Company does not have any employees, since it has retained the Bank to perform certain functions pursuant to the Advisory Agreement described below. All of the officers of the Company are also officers or employees of D&N, the Bank or their affiliates.

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

    The Company has no foreign operations.


ITEM 2:   PROPERTIES

    The principal executive offices of the Company are located at 400 Quincy Street, Hancock, Michigan 49930, telephone number (906) 482-2700.


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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None
                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    The Company is authorized to issue up to 250,000 shares of Common Stock and 2,500,000 shares of Preferred Stock, $25 par value per share ("Preferred Stock"), of which 1,210,000 shares have been issued as the Series A Preferred Shares. The Bank owns 100% of the Company's 31,781 shares of Common Stock outstanding at December 31, 1998 and, accordingly, there is no trading market for the Company's Common Stock. In addition, the Bank intends that, as long as any Series A Preferred Shares are outstanding, it will maintain ownership of the outstanding Common Stock of the Company. Subject to the rights, if any, of the holders of Series A Preferred Stock, all voting rights are vested in the Common Stock. The holders of Common Stock are entitled to one vote per share.

    Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefore, provided that, so long as any shares of Preferred Stock (including the Series A Preferred Shares) are outstanding, no dividends or other distributions (including redemption's and purchases) may be made with respect to the Common Stock unless full dividends on the shares of the Preferred Stock have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

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


COMMON STOCK

    There is no established public trading market in the Company's Common Stock. As of March 22, 1999, there were 31,781 issued and outstanding shares of Common Stock held by one stockholder, the Bank. The following table reflects the distributions paid by the Company on the Common Stock since the Company's initial capitalization on April 4, 1997.

                                                 Distribution
                                          -----------------------

    January 1 to December 31, 1998             $1,150,000 / (1)
    April 4 to December 31, 1997               $  600,000 / (2)

(1) On December 9, 1998, the Company declared a cash dividend in the aggregate of $1,150,000 payable on December 31, 1998 to D&N Bank as the holder of all the outstanding common stock of record on December 21, 1998.

(2) On December 11, 1997, the Company declared a cash dividend in the aggregate of $600,000 payable on December 31, 1997 to D&N Bank as the holder of all the outstanding common stock of record on December 17, 1997.


PREFERRED STOCK

    The Series A Preferred Shares are listed on the Nasdaq Stock Market, under the trading symbol "DNFCP". As of March 22, 1999, there were 1,210,000 issued and outstanding Series A Preferred Shares held by approximately 2,360 shareholders. The following table reflects the respective high and low sales prices for the Series A Preferred Shares for the periods of 1998, and from July 21, 1997, the date upon which trading of such shares commenced, through December 31, 1997. The table also indicates the distributions paid by the Company during these periods.

                                               Price
                                          ----------------                          Distribution
               Period                      High       Low    Distributions              Date
 ------------------------------------     ------    ------   -------------       ------------------
  July 21, 1997 to September 30, 1997     $26.25    $25.00     $536,938          September 30, 1997
October 1, 1997 to  December 31, 1997      26.00     25.25      680,625           December 31, 1997
January 1, 1998 to     March 31, 1998      26.38     25.13      680,625              March 31, 1998
  April 1, 1998 to      June 30, 1998      26.50     25.50      680,625               June 31, 1998
   July 1, 1998 to September 30, 1998      25.88     24.63      680,625          September 30, 1998
October 1, 1998 to  December 31, 1998      26.88     24.50      680,625           December 31, 1998

    During 1998, the Company declared and paid quarterly dividends of $0.5625 per Series A Preferred Share, the final quarterly dividend being paid on December 31, 1998, to holders of record on December 21, 1998.

    On September 9, 1997 the Company declared a cash dividend of $0.44375 per Series A Preferred Share to stockholders of record on September 17, 1997.
This dividend was paid on September 30, 1997. On December 11, 1997 the Company again declared a cash dividend of $0.5625 per Series A Preferred Share to stockholders of record on December 17, 1997. This dividend was paid on December 31, 1997.

ITEM 6: SELECTED FINANCIAL DATA

                                FINANCIAL DATA

            For the Year Ended December 31, 1998 and for the Period
           from Inception (March 18, 1997) through December 31, 1997
                (In thousands, except per share and yield data)

                                            1998      1997
                                          --------  --------
INCOME STATEMENT:

Interest income                           $ 4,164   $ 1,952

Net income                                  3,914     1,852

Net income applicable to common shares      1,191       634

Income per common share                     37.47     19.94

BALANCE SHEET:

Mortgage loans                             60,259    60,385

Total assets                               60,645    60,745

Total stockholder's equity                 60,575    60,534


OTHER DATA:

Dividends paid on preferred shares          2,723     1,218

Number of preferred shares outstanding      1,210     1,210

Number of common shares outstanding            32        32

Average yield on mortgage loans              7.32%     7.57%


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

    On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% Series A Preferred Shares, and sold to D&N Bank 31,781 shares of the Company's Common Stock. All shares of Common Stock are held by the Bank.

RESULTS OF OPERATIONS

    The Company reported net interest income for the year ended December 31, 1998 of approximately $4,164,000. Interest income from residential and commercial mortgage loans was $3,511,000 and $593,000, respectively. After a deduction of approximately $125,000 in advisory fees and $125,000 in other administrative expenses, the Company reported net income of approximately $3,914,000 for the year ended December 31, 1998.

    For the period from inception, March 18, 1997, through December 31, 1997, the Company reported net interest income of approximately $1,952,000. Interest income from residential and commercial mortgage loans was $1,644,000 and $293,000 respectively. After deductions of approximately $100,000 in advisory and other administrative expenses, the Company reported net income of approximately $1,852,000.

    The Company paid $2,722,500 in Preferred Stock dividends and reported net income per common share of $37.47 for the year ended December 31, 1998. For the period from inception, March 18, 1997, through December 31, 1997, the Company paid $1,217,563 in Preferred Stock dividends and reported net income per common share of $19.94.

MORTGAGE LOANS

    As of December 31, 1998, the Company had $60,259,000 invested in Mortgage Loans. This amount represents the principal amount of mortgage loans purchased with the initial portfolio, plus additional purchases since then to replace runoff. All Mortgage Loans are purchased from the Bank.

    The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets.


                                  December 31, 1998   December 31, 1997
                                  Amount    Percent    Amount   Percent
                                 --------------------------------------
                                        (Dollars in thousands)
Interest-Earning Asset Mix:
Residential mortgage loans         $52,858     87.7%   $52,784     87.4%
Commercial mortgage loans            7,401     12.3      7,601     12.6
                                   -------    -----    -------   ------
Total interest-earning assets      $60,259    100.0%   $60,385   100.00%

    At December 31, 1998, there was one delinquent residential loan, totaling $129,552, or .21% of the portfolio. This loan paid current on February 22, 1999. Also, there were no delinquent commercial mortgage loans, and no residential or commercial mortgage loans in nonaccrual status as of December 31, 1998.

    The following table illustrates the maturity of the Company's loan portfolio at December 31, 1998. Loans are shown as maturing in the period in which payment is due. This table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                           Residential mortgage loans   Commercial mortgage loans       Total
   Amounts Due             --------------------------   -------------------------  -----------------
    in Years                                   Weighted                  Weighted            Weighted
     Ending                                    Average                   Average             Average
  December 31,                 Amount           Rate       Amount          Rate    Amount      Rate
------------------------  ------------  -------------  -----------  -------------  -------  ---------
                                                      (Dollars in thousands)
     1999                      $ 1,174          7.34%       $  401          9.19%  $ 1,575      7.81%
     2000                        1,262          7.34           597          9.29     1,859      7.97
     2001                        1,358          7.34         4,137          8.78     5,495      8.42
     2002                        1,461          7.34         2,035          9.30     3,496      8.48
     2003                        1,572          7.35           177          8.60     1,749      7.48
  Thereafter                    45,237          7.41            --            --    45,237      7.41
                               -------                      ------                 -------

     Subtotal                   52,064          7.40%        7,347          8.98%   59,411      7.60%
Plus:                              794                          54                     848
                               -------                      ------                 -------
  Premiums
     Total                     $52,858                      $7,401                 $60,259
                               =======                      ======                 =======


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

STATIC GAP ANALYSIS

    D&N Capital Corporation's cumulative gap analysis for December 31, 1998 is found in the table below.



                                                       Maturity
                                  ---------------------------------------------------
                                   0 to 3   4 to 12    1 to 5      Over 5
                                   Months    Months     Years      Years      Total
                                  --------  --------  ---------  ----------  --------
                                                (Dollars in thousands)
ASSETS:
   Net loans receivable            $3,384   $ 9,612    $34,523   $  12,739    $60,259
   Cash and due from parent            23        --         --          --         23
   Other assets                         5        --         --          --          5
   Accrued interest receivable        358        --         --          --        358
                                   --------------------------------------------------
         Total assets              $3,770   $ 9,612    $34,523   $  12,739    $60,645
                                   ==================================================

LIABILITIES:
   Other liabilities               $   19   $    51    $    --   $      --    $    70
                                   --------------------------------------------------
         TOTAL LIABILITIES         $   19   $    51    $    --   $      --    $    70
                                   --------------------------------------------------

STOCKHOLDERS' EQUITY
   Preferred stock                 $   --   $    --    $    --   $  30,250     30,250
   Common stock                        --        --         --       9,534      9,534
   Additional paid-in capital          --        --         --      20,716     20,716
   Retained earnings                   --        --         --          75         75
                                   --------------------------------------------------

      Total liabilities and
         stockholders' equity      $   19   $    51    $    --   $  60,575    $60,645
                                   ======   =======   ========   =========    =======

         Reprice difference        $3,751   $ 9,561    $34,523    ($47,835)
         Cumulative gap            $3,751   $13,312    $47,835          --
         % of total assets           6.18%    21.95%     78.88%         --

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

    The Company's balance sheet exposure to geographic concentrations directly affects the credit risk of the Mortgage Loans within the portfolio. The following table shows the Mortgage Loan portfolio by geographic area.

                                                 December 31, 1998     December 31, 1997
                                                Amount     Percent      Amount    Percent
                                               --------  -----------  ----------  --------
Loans                                                    (Dollars in thousands)
-----
 Residential Mortgage Loans:
   Michigan                                     $49,348        81.9%     $47,956     79.4%
   Ohio                                           1,911         3.2        2,054      3.4
   Wisconsin                                        365         0.6        1,062      1.8
   Indiana                                          298         0.5          868      1.4
   Other (no state has more than 1%)                936         1.5          844      1.4
                                                -------       -----      -------    -----
      Total Residential Mortgage Loans           52,858        87.7%      52,784     87.4%
 Commercial Mortgage Loans:
   Michigan (all Commercial Mortgage Loans)       7,401        12.3        7,601     12.6
                                                -------       -----      -------    -----
      Total Mortgage Loan Portfolio             $60,259       100.0%     $60,385    100.0%
                                                =======       =====      =======    =====

    Approximately 82% of the Company's total Mortgage Loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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


REIT QUALIFICATION

    As of December 31, 1998, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT under the provisions of the Code. The Company calculates:

    * its Qualified REIT Assets, as defined in the Code, to be 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

    * that 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

    The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and the 1998 and 1997, annual distribution and administrative requirements.

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

    D&N's Year 2000 project is progressing on schedule. The project is addressing computer hardware, software, procedures, large borrowers and facilities. This project began in October 1996 and is scheduled for completion by June 1999.

    To date all at-risk computer hardware has been tested and confirmed Year 2000 compliant.

    The four primary business applications (deposit account processing, installment loan account processing, general ledger and mortgage loan processing) have been certified Year 2000 compliant. The remaining application systems are being tested and contingency plans have been developed to mitigate business operational risk.

    D&N's internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 compliant as currently installed.

    All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes from 1999 to 2000, the identification and correct processing of leap years, along with numerous date projections from 1999 through the next millennium using day, month and year increments.

    Manual procedures have been reviewed and scheduled for change where date specific actions occur. Necessary changes to supporting forms to properly record dates in the new millennium have been identified and are being made.

    Large commercial borrowers have been reviewed for their Year 2000 readiness and, where necessary, their progress is being monitored for corrective action, their business continuation and ability to repay their loans. New loan customers are also being assessed for Year 2000 risk.

    The building facilities owned and leased by the Bank have been reviewed for Year 2000 associated issues such as device controllers used for HVAC, elevators, alarms and vaults. Where necessary, corrective actions have been taken.

    Costs associated with addressing the Year 2000 issue as it affects D&N's third party applications is implicitly included in the contractual arrangements for those applications. D&N's total Year 2000 estimated project cost, which is based upon currently available information, included expenses or the review and testing of third parties including governmental applications. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Bank.

    Year 2000 compliance costs incurred during fiscal 1998 totaled $26,000. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimates Year 2000 compliance costs will not exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced with the Bank's ongoing programs for updating its delivery infrastructure without the presence of the Year 2000 issue. The aforementioned Year 2000 project cost estimate may change as the Bank progresses in its Year 2000 programs and obtains additional information associated with, and conducts further testing concerning third parties. At this time no significant projects have been delayed as a result of D&N's Year 2000 effort.

    Management of the Bank believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Bank has not yet completed all necessary phases of the Year 2000 program. In the event that the Bank does not complete any additional phases, under the most reasonably likely worst case scenario, the Bank would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Bank. The Bank could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

NEW ACCOUNTING PRONOUNCEMENTS

     In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". When SFAS 134 is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be reclassified based on the entity's ability and intent to hold those investments. This standard will be adopted effective January 1, 1999 and is not expected to have any material effect on the Company's financial statements.

OTHER MATTERS

     On December 1, 1998, D&N announced that it had entered into a definitive agreement to merge with Republic Bancorp Inc. (Nasdaq:RBNC), whereby Republic Bancorp will be the surviving corporation. The combined company will create the fourth largest bank holding company with headquarters in Michigan with over $4 billion in assets. The merger is subject to shareholder and regulatory approvals, and is expected to be completed in the second quarter 1999.

     The operations of D&N Financial Corporation, and the financial services industry generally, are influenced by many factors, including the interest rate environment, competition, legislative and regulatory developments and general economic conditions.

         Except for the historical information contained in this report, certain statements made herein are forward-looking statements that involve risks and uncertainties and are subject to various factors that could cause actual results to differ materially from these statements. Factors that might cause such a difference include, but are not limited to: regional and national economic conditions substantial changes in levels of market interest rates, credit and other risks of lending and investments activities and competitive and regulatory factors.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



REPORT OF INDEPENDENT ACCOUNTANTS
PricewaterhouseCoopers LLP



To The Board of Directors and Stockholders of
D&N Capital Corporation


In our opinion, the accompanying Statements of Condition and the related Statements of Income, Stockholders' Equity and of Cash Flows present fairly, in all material respects, the financial position of D&N Capital Corporation at December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PricewaterhouseCoopers LLP

January 21, 1999

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION

                                                               December 31,
                                                         1998                 1997
                                                 --------------------  -------------------
ASSETS:                                          (Dollars in thousands, except share data)
Loans receivable:
   Residential mortgage loans                                 $52,858              $52,784
   Commercial mortgage loans                                    7,401                7,601
                                                              -------              -------
      Net loans receivable                                     60,259               60,385

Cash                                                                2                    2
Due from Parent                                                    21                   --
Other assets                                                        5                   --
Accrued interest receivable                                       358                  358
                                                              -------              -------
      Total assets                                            $60,645              $60,745
                                                              =======              =======

LIABILITIES:
Due to Parent                                                 $    --              $   202
Other liabilities                                                  70                    9
                                                              -------              -------
      Total liabilities                                            70                  211

STOCKHOLDERS' EQUITY:
Preferred stock, par value $25.00;
   2,500,000 authorized, 1,210,000
   issued and outstanding                                      30,250               30,250

Common stock, par value $300.00
   per share; 250,000 shares authorized,
   31,781 shares issued and outstanding                         9,534                9,534

Additional paid-in capital                                     20,716               20,716
                                                              -------              -------
      Total paid-in capital                                    60,500               60,500

Retained earnings                                                  75                   34
                                                              -------              -------
      Total stockholders' equity                              $60,575              $60,534
                                                              -------              -------

   Total liabilities and stockholders' equity                 $60,645              $60,745
                                                              =======              =======

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                             STATEMENTS OF INCOME

                                                     Year Ended
                                                     December 31
                                                        1998                1997*
                                                  -----------------  -------------------
                                                  (In thousands, except per share data)
INTEREST INCOME:

Loans:
Residential mortgage loans                                  $ 3,511             $ 1,644
Commercial mortgage loans                                       593                 293
                                                            -------             -------
  Total loan interest income                                  4,104               1,937

Intercompany interest                                            60                  15
                                                            -------             -------

  Total interest income                                       4,164               1,952

NONINTEREST EXPENSE:

Advisory fees:                                                  125                  57
Other expense                                                   125                  43
                                                            -------             -------
  Total noninterest expense                                     250                 100

  Net income                                                  3,914               1,852
  Preferred stock dividends paid                              2,723               1,218
                                                            -------             -------
  Net income applicable to common shares                      1,191                 634
  Common stock dividends paid                                 1,150                 600
                                                            -------             -------

  Retained Earnings increase (decrease)                     $    41             $    34
                                                            =======             =======

  Basic and dilutive earnings per common share               $37.47              $19.94
                                                            =======             =======

  Weighted average common shares
    outstanding                                              31,781              31,781
                                                            =======             =======

* The 1997 period is from inception, (March 18, 1997), through December 31,
  1997.

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY



                                                    Year Ended
                                                   December 31
                                                       1998       1997*
                                                    -----------  --------
                                                        (In thousands)
Preferred stock:
Balance at beginning of period                         $30,250        --
Issuance of preferred stock                               --       30,250
                                                       -------    -------
Balance at end of period                                30,250     30,250
                                                       -------    -------
Common stock:
Balance at beginning of period                           9,534        --
Issuance of common stock                                    --      9,534
                                                       -------    -------
Balance at end of period                                 9,534      9,534
                                                       -------    -------
Additional paid in capital:
Balance at beginning of period                          20,716        --
Issuance of common stock                                   --      22,247
   Less: Preferred Stock offering costs                    --      (1,531)
                                                       -------    -------
Balance at end of period                                20,716     20,716
                                                       -------    -------

Retained earnings:
Balance of beginning of period                              34        --

Net income                                               3,914      1,852

Preferred dividends ($2.25 per share in 1998 and
      $1.01 per share in 1997.)                         (2,723)    (1,218)

Common dividends($36.19 per share in 1998 and
      $18.88 per share in 1997.)                        (1,150)      (600)
                                                       -------    -------
Balance at end of period                                    75         34
                                                       -------    -------

Total stockholders' equity                             $60,575    $60,534
                                                       =======    =======

* The 1997 period is from inception (March 18, 1997), through December 31, 1997.


See Notes to Financial Statements

                            D&N CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS

                                                                     Year Ended
                                                                     December 31,
                                                                        1998       1997*
                                                                      --------   --------
                                                                         (In thousands)
Operating activities:

Net income                                                            $  3,914   $  1,852
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Net change in:
   Accrued interest receivable                                              --       (358)
   Due to or from Parent                                                  (223)       202
   Other assets                                                             (5)        --
   Accounts payable                                                         61          9
                                                                      --------   --------
Net cash provided by operating activities                                3,747      1,705
                                                                      --------   --------

Investing activities:

Purchase of mortgage loans                                             (30,098)   (67,218)
Principal payments received                                             30,224      6,833
                                                                      --------   --------
Net cash provided(used) by investing activities                            126    (60,385)
                                                                      --------   --------

Financing activities:

Proceeds from common stock issued                                           --     31,781
Proceeds from preferred stock issued                                        --     30,250
Origination and underwriting costs                                          --     (1,531)
Preferred stock dividends paid                                          (2,723)    (1,218)
Common stock dividends paid                                             (1,150)      (600)
                                                                      --------   --------
Net cash provided(used) by financing activities                         (3,873)    58,682
                                                                      --------   --------

Net increase in cash                                                        --          2

Cash at beginning of year                                                    2         --
                                                                      --------   --------
Cash at end of year                                                   $      2   $      2
                                                                      ========   ========


* The 1997 period is from inception (March 18, 1997), through December 31, 1997.


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

     The accounting and financial reporting policies of the Company conform to generally accepted accounting principles and prevailing industry practices. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Mortgage Loans:    Mortgage loans are carried at the principal amount
outstanding, plus premium or discount, upon purchase from the Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

     Allowance for Loan Losses:    The allowance for possible losses on loans is
maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At December 31, 1998 and 1997, there was no allowance for losses on loans.

     Due from Parent:    Accounts Receivable from parent represents principal
and interest payments due the Company from the Bank, partially offset by prior amounts due the Bank by the Company.

     Due to Parent: Accounts payable to parent represents the Common Stock Dividend due the Bank, plus advisory fees and other expenses paid by the Bank for the Company, offset partially, by principal and interest payments due, which the Bank owes to the Company.

     Offering Costs:    Costs incurred in connection with the raising of capital
through the sale of preferred stock were charged against stockholders' equity upon the issuance of Common Shares to the Bank.

     Income Taxes: The Company has elected to be treated as a Real Estate Investment Trust ("REIT") pursuant to provisions of the Internal Revenue Code of 1986, as amended (the "Code"). As a result, the Company will not be subject to federal income tax on its taxable income to the extent it distributes at least 95% of its taxable income to its shareholders and it meets certain other requirements as defined in the Code. The Company intends to maintain its qualification as a REIT for federal income tax purposes. The Company intends to make qualifying dividends (for federal income tax purposes) of all of its taxable income to its Common and Preferred Stock shareholders, a portion of which may be in the form of "consent" dividends, as defined under the Code. As a result, the Company has made no provision for federal income taxes in the accompanying financial statements.

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

     Earnings Per Common Share:    Earnings per share is computed by dividing
net income after preferred dividends by the weighted average number of common shares outstanding. There are no outstanding dilutive securities.


NOTE 3 - MORTGAGE LOANS

     Mortgage loans consist of both residential and commercial mortgage loans. Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and Fixed Rate Mortgages ("FRMs"). The commercial mortgage loans consist of Fixed and Variable Rate loans, a majority of which have balloon payments.

     The following represents the Mortgage Loan portfolio.

                                             December 31,         December 31,
                                                1998                  1997
                                             -----------          -----------
                                                        (In thousands)
     Residential mortgage loans                $52,858              $52,784
     Commercial mortgage loans                   7,401                7,601
                                               -------              -------
                Total                          $60,259              $60,385
                                               =======              =======


     Each of the Mortgage Loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property.


NOTE 4 - DIVIDENDS

     For the year ended December 31, 1998, the Company paid dividends on the Series A Preferred Shares in the amount of $2,722,500 and dividends on the Common Shares of $1,150,000.

     For the period from inception (March 18, 1997) through December 31, 1997, the Company paid dividends on the Series A Preferred Shares in the amount of $1,217,563, and dividends on the Common Shares of $600,000.

NOTE 5 - RELATED PARTY TRANSACTION

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with the Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees incurred for the period year ended December 31, 1998 totaled $125,000 and for the period from inception (March 18, 1997) through December 31, 1997 totaled approximately $57,000.

     The Company also entered into two servicing agreements with the Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, the Bank performs the servicing of the Mortgage Loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans. The servicing fees of $217,000 and $94,000 for 1998 and 1997, respectively, are netted out of loan interest income, prior to remittance by the Bank to the Company.



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

     Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 may provide only a partial estimate of the fair value of the Company. Fair values among REITs are not comparable due to the wide- range of limited valuation techniques and numerous estimates which must be made. This lack of an objective valuation standard, introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned against using this information for purposes of evaluating the financial condition of the Company compared with other REITs.

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

     For residential mortgage loans for which market rates for comparable loans are readily available, the fair value was estimated by discounting expected cash flows, adjusted for prepayments. The discount rates used for residential mortgages were secondary market yields for comparable mortgage- backed securities, adjusted for risk. These discount rates incorporated the effects of interest rate changes only, since the estimated cash flows were previously adjusted for credit risk.

     The book value and fair value of Mortgage Loans at December 31, 1998 and 1997, are as follows (in thousands):



                                       1998                    1997
                              ----------------------  ----------------------
                              Book Value  Fair Value  Book Value  Fair Value
                              ----------  ----------  ----------  ----------

Residential Mortgage Loans       $52,858     $52,821     $52,784     $52,796
Commercial Mortgage Loans          7,401       7,416       7,601       7,607
                                 -------     -------     -------     -------
     Total Portfolio             $60,259     $60,237     $60,385     $60,403
                                 =======     =======     =======     =======

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


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE
         CORPORATION

     The persons who are directors and executive officers of the Company are as follows:

Name                                   Position and Office Held
---------------------        ------------------------------------------

George J. Butvilas           Director and Chairman
Kenneth R. Janson            Director, President and Chief Executive Officer
Richard E. West              Director and Vice President
James Bogan                  Director
William J. McGarry           Director
Gail A. Mroz                 Director
Daniel D. Greenlee           Treasurer and Chief Financial Officer
Peter L. Lemmer              Secretary
Eddie J. Johnson             Loan Portfolio Management Officer


     The following is a summary of the experience of the executive officers and directors of the Company:

     George J. Butvilas, age 53, Director and Chairman; joined D&N as President in May 1990, and was elected a Director in October, 1990. He was named Chief Executive Officer of the Bank in 1991 and Chief Executive Officer of D&N in 1992. Prior to joining the Bank, he had over 16 years experience as a commercial and community banker, most recently as Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois.

     Kenneth R. Janson, age 47, Director, President and Chief Executive Officer; is also Executive Vice President/Chief Financial Officer and Treasurer of D&N and the Bank. Prior to joining the Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University. Mr. Janson is responsible for directing the accounting, investment and investor relations functions for the Bank and D&N.

     Richard E. West, age 52, Director and Vice President; is also Executive Vice President/Wholesale Banking of the Bank. Prior to joining the Bank in January 1990, he was Servicing Manager for 20 years with Rothschild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, residential lending, consumer lending, bank operations and information systems functions of the Bank.

     James Bogan, age 47, Director; is also Chief Executive Officer of Portage Health System, Hancock, Michigan. Prior to joining the Health System in June 1989, he held various positions involving health care management, the last three years as Chief Operating Officer of Trinity Medical Center, Minot, North Dakota. Mr. Bogan is responsible for directing the affairs of Portage Health System, which include a 44 bed acute care unit, a 30 bed nursing home unit, a medical group including 15 physicians, a home health agency, and two retail pharmacies.

     William J. McGarry, age 55, Director; is also the Treasurer and Chief Financial Officer of Michigan Technological University located in Houghton, Michigan. He was named to his current position at the University in December 1992, after serving two years as a senior associate with Coopers & Lybrand in Boston. Prior to his term with Coopers & Lybrand, Mr. McGarry served as principal consultant with Information Associates of Rochester, New York and was vice president in charge of the large financial services management consulting and systems integration practice of SEI Corporation of Cambridge, Massachusetts. He has also served as senior director of finance and administration at Rensselaer Polytechnic Institute and as director of administrative systems at Lehigh University.

     Gail A. Mroz, age 46, Director; is also the Director of Finance and Operations of the Michigan Tech Fund in Houghton, Michigan. Previous to this, Ms. Mroz was Finance Director and Controller of Copper Country Mental Health, and has also been an instructor for the School of Business and Engineering Administration at Michigan Technological University, both of which are in Houghton, Michigan.

     Daniel D. Greenlee, age 46, Treasurer and Chief Financial Officer; is also Senior Vice President/Controller of the Bank. He has been with the Bank in various capacities since 1984 and is presently responsible for the accounting, financial and regulatory reporting, financial analysis, tax and risk management functions of the Bank.

     Peter L. Lemmer, age 41, Secretary; is also Senior Vice President/General Counsel of D&N and the Bank. Prior to joining the Bank in October 1990, he held various positions involving legal services, the last five years as Senior Vice President/Compliance and Vice President, Associate General Counsel/Compliance Officer with Cal America Savings, later known as Columbus Saving, and American Federal Bank, respectively. Mr. Lemmer is responsible for the legal and regulatory functions of the Bank and D&N.

     Eddie J. Johnson, age 49, Loan Portfolio Officer; is also Secondary Marketing Manager and Investment Officer of the Bank. She has been with the Bank in various capacities since 1983 and is presently responsible for the management of secondary coverage on the Bank's residential mortgage pipeline, along with purchases and sales of loan product for the Bank.

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


Audit Committee

     The Company's audit committee reviews the engagement and independence its auditors. The audit committee also reviews the adequacy of the Company's internal accounting controls. The audit committee is comprised of Messrs. Bogan, McGarry and Ms. Mroz.


ITEM 11: EXECUTIVE COMPENSATION

     The Company does not pay any compensation to its officers or to employees of the Bank, or to directors who are not Independent Directors. The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $250 for attendance (in person or by telephone) at each meeting of the Board of Directors and $100 for each meeting of a Committee of the Board. However, multiple fees are not be paid for two or more meetings attended on the same day.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The Bank owns 100% of the common stock of the Company.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

     The Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to parent for the period ended December 31, 1998 totaled $125,000.

     The Bank services the Residential Mortgage Loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

     The Company had cash balances of approximately $1,661 as of December 31, 1998 and 1997, held in a demand deposit account with the Bank.

                                 PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

   (a)(1)  The following financial statements of the Company are included in
           Item 8 of this report:

           Report of Independent Public Accountants and Statements of Condition at December 31, 1998 and 1997.

           Statements of Income for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997.

           Statements of Changes in Stockholders' Equity for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997.

           Statements of Cash Flows for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997.

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

           *27      Financial Data Schedule

   (b)     No reports on Form 8-K were issued during the three months ended
               December 31, 1998.

-----------------


* Filed herewith.

                                 SIGNATURES


     Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            D&N CAPITAL CORPORATION
                                            (Registrant)

Date:    March 22, 1999                     By: /s/ KENNETH R. JANSON
      ----------------------------------        -----------------------------
                                                KENNETH R. JANSON
                                                Director and President
                                                (Duly Authorized Representative)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



By: /s/ GEORGE J. BUTVILAS               By: /s/ KENNETH R. JANSON
    ------------------------------           -----------------------------
    GEORGE J. BUTVILAS                       KENNETH R. JANSON
    Director, Chairman of the Board          Director and President

Date     March 22, 1999                  Date      March 22, 1999
    ------------------------------           -----------------------------


By: /s/ RICHARD E. WEST                  By: /s/ JAMES BOGAN
    ------------------------------           -----------------------------
    RICHARD E. WEST                          JAMES BOGAN
    Director and Vice President              Director

Date     March 22, 1999                  Date      March 22, 1999
    ------------------------------           -----------------------------


By: /s/ WILLIAM J. MCGARRY               By: /s/ GAIL A. MROZ
    ------------------------------           -----------------------------
    WILLIAM J. MCGARRY                       GAIL A. MROZ
    Director                                 Director

Date     March 22, 1999                  Date      March 22, 1999
    ------------------------------           -----------------------------

By: /s/ DANIEL D. GREENLEE
    -------------------------------
   DANIEL D. GREENLEE
   Treasurer, Chief Financial Officer
     and principal accounting officer.


Date     March 22, 1999
    -------------------------------

                                 Exhibit Index

        *12(a)  Computation of ratio of Earnings to Fixed charges.

        *12(b)  Computation of Ratio of Earnings to fixed charges and
                      Preferred Stock dividend requirements,

        *27     Financial Data Schedule



--------------

* Filed herewith.