Form 10-Q
period 1999-03-31
D&N CAPITAL CORP
filed 1999-05-11
CIK 1036263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended           March 31, 1999
                                           ------------------------------------
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ______________________
           Commission file number                   0-22767
                                    --------------------------------------

                            D&N Capital Corporation
    --------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Delaware                             31-1517665
    -------------------------------      ------------------------------------
    (State or other jurisdiction of              (I.R.S. Employer
    incorporation or organization)              Identification  Number)

                  400 Quincy Street, Hancock, Michigan 49930
    -------------------------------------------------------------------------
                   (Address of principal executive offices)
                                (906) 482-2700
      ----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

      ----------------------------------------------------------------------
             (Former name, former address and former fiscal year,
              if changed since last report)

   Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $300 par value                     31,781
---------------------------------------------         -------------------------

Series A Preferred Shares, $25,00 par value              1,210,000
---------------------------------------------         -------------------------
                (Class)                               (Shares Outstanding as of
                                                           April 30, 1999)
================================================================================

                            D&N CAPITAL CORPORATION


                                     INDEX

                                                                Page No.
                                                                --------

   PART I
           Statements of condition -
            March 31, 1999 and December 31, 1998                       3

           Statements of income -
            three months ended March 31, 1999 and 1998                 4

           Statement of changes in Stockholders' Equity -
            three months ended March 31, 1999 and 1998                 5

           Statement of cash flows -
            three months ended March 31, 1999 and 1998                 6

           Notes to financial statements                               7

           Management's discussion and analysis of financial
              condition and results of operations                      9

   PART II
           Other information                                          14

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION
                       (In thousands, except share data)



                                                  March 31         December 31
                                                    1999               1998
                                              -----------------  ---------------
                                                  (Unaudited)

Assets:
Loans receivable:
  Residential mortgage loans                         $54,537          $52,858
  Commercial mortgage loans                            5,397            7,401
                                                     -------          -------
       Net loans receivable                           59,934           60,259

Cash                                                       2                2
Due from Parent                                          521               21
Other assets                                              20                5
Accrued interest receivable                              343              358
                                                     -------          -------
            Total assets                             $60,820          $60,645
                                                     =======          =======

Liabilities:
Other liabilities                                    $    22          $    70
                                                     -------          -------
        Total liabilities                                 22               70

Stockholders' Equity:
Preferred stock, par value $25.00; 2,500,000
  authorized, 1,210,000 issued and outstanding        30,250           30,250



Common stock, par value $300.00 per share;
  250,000 shares authorized, 31,781 shares
  issued and outstanding                               9,534            9,534


Additional paid-in capital                            20,716           20,716
                                                     -------          -------
       Total paid-in capital                          60,500           60,500


Retained earnings                                        298               75
                                                     -------          -------
            Total stockholders' equity                60,798           60,575
                                                     -------          -------

      Total liabilities and stockholders' equity     $60,820          $60,645
                                                     =======          =======




See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                       STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)


                                                     Three Months Ended
                                                           March 31
                                                      1999           1998
                                                  ---------------------------
Interest income:
  Loans:
    Residential mortgage loans                     $   821          $   884
Commercial mortgage loans                              140              156
                                                   ------------------------
         Total loan interest income                    961            1,040

 Intercompany interest                                   7                2
                                                   ------------------------
     Total interest income                             968            1,042
Noninterest expense:
     Advisory fees                                      31               31
     Other expenses                                     33                8
                                                   ------------------------
          Total noninterest expense                     64               39

     Net income                                        904            1,003

     Preferred stock dividend requirements             681              681
                                                   ------------------------
     Net income applicable to common shares            223              322

     Common stock dividends paid                       --               --
                                                   ------------------------
     Retained earnings increase                    $   223          $   322
                                                   ========================

     Net income per share                          $  7.01          $ 10.14
                                                   ========================

     Weighted average common
       shares outstanding                           31,781           31,781
                                                   ========================




See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
           STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                                (In thousands)

                                                   For the Three Months Ended
                                                             March 31,
                                                       1999          1998
                                                   ---------------------------

PREFERRED STOCK:
Balance at beginning of period                       $ 30,250      $ 30,250
                                                     --------      --------
Balance at end of period                               30,250        30,250
                                                     --------      --------

COMMON STOCK:

Balance at beginning of period                          9,534         9,534
                                                     --------      --------
Balance at end of period                                9,534         9,534
                                                     --------      --------

ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period                         20,716        20,716
                                                     --------      --------
Balance at end of period                               20,716        20,716
                                                     --------      --------


RETAINED EARNINGS:

Balance at beginning of period                             75            34

Net Income                                                904         1,003

Common dividends                                         --            --

Preferred dividends                                      (681)         (681)
                                                     --------      --------

Balance at end of period                                  298           356
                                                     --------      --------

TOTAL STOCKHOLDERS' EQUITY                           $ 60,798      $ 60,856
                                                     ========      ========


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                                   For the Three Months Ended
                                                             March 31,
                                                       1999            1998
                                                   ----------------------------
OPERATING ACTIVITIES

Net Income                                           $   904        $ 1,003

Adjustments to reconcile net income to net cash provided by operating activities:

   Net change in:
   Accrued interest receivable                            15             (5)
   Due from Parent                                      (500)          (286)
   Other assets                                          (15)           (20)
   Accounts payable                                      (48)            (4)
                                                     --------       --------
  Net cash provided by operating activities              356            688
                                                     --------       --------


INVESTING ACTIVITIES:

Purchase of mortgage loans                            (8,279)        (7,352)
Principal payments received                            8,604          7,345
                                                     --------       --------
Net cash provided (used) by investing activities         325             (7)
                                                     --------       --------

FINANCING ACTIVITIES:

Preferred stock dividends paid                          (681)          (681)
Common stock dividends paid                              --            --
                                                     --------       --------
Net cash used by financing activities                   (681)          (681)
                                                     --------       --------


NET CHANGE IN CASH                                    --                --

CASH AT BEGINNING OF PERIOD                                2              2
                                                     --------       --------
CASH AT MARCH 31, 1999 AND 1998                      $     2        $     2
                                                     ========       ========


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

 Allowance for Loan Losses:

The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At March 31, 1999, and 1998, there was no allowance for losses on loans.

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

NOTE 3:  DIVIDENDS

For each of the three month periods ended March 31, 1999 and 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625, respectively.

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


RESULTS OF OPERATIONS

The Company reported net interest income for the quarter ended March 31, 1999 of approximately $968,000. Interest income from residential and commercial mortgage loans were $821,000 and $140,000, respectively. After a deduction of approximately $31,000 in advisory fees and $33,000 in other administrative expenses, the Company reported net income of approximately $904,000 for the quarter ended March 31, 1999.

Net interest income for the quarter ended March 31, 1998 was $1,042,000. Interest income from residential and commercial mortgage loans were $884,000 and $156,000, respectively. After deductions of approximately $31,000 in advisory fees and $8,000 in other administrative expenses, the Company reported net income of approximately $1,003,000 for the quarter ended March 31, 1998.

For the quarter ended March 31, 1999, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

For the three month period ended March 31, 1999, the Company purchased replacement mortgage loans from the Bank of approximately $8,279,000. In addition, the Company received approximately $8,604,000 of principal payments on its portfolio from the Servicer for the three month period ended March 31, 1999.

For the three month period ended March 31, 1998, the Company purchased replacement mortgage loans from the Bank of approximately $7,352,000. In addition, the Company received approximately $7,345,000 of principal payments on its portfolio from the Servicer for the three month period ended March 31, 1998.


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


YEAR 2000 COMPLIANCE

The Company relies on D&N Bank for data processing services, through its loan servicing operations and for maintenance for financial and other records involved in the management of D&N Capital Corporation. The following disclosure discusses D&N Bank's year 2000 project and its associated costs.

D&N utilizes various electronic computer systems for the delivery of its financial services products such as deposit accounts and loans, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures that may have been designed and historic data that may have been stored in such a manner that inconsistencies or failures might occur when dates from the new millennium are considered. Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer system include deposit accounts, commercial lending, consumer lending, financial control, and sales platform support applications provided by M&I Data Services, Inc.; mortgage lending applications provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained microcomputer and network systems which support management functions and communications.

D&N's Year 2000 project is progressing on schedule. The project is addressing computer hardware, software, procedures, large borrowers and facilities. This project began in October 1996 and is scheduled for completion by June 1999. To date all at-risk computer hardware has been tested and confirmed Year 2000 compliant.

The four primary business applications (deposit account processing, installment loan account processing, general ledger and mortgage loan processing) have been certified Year 2000 compliant. The remaining applications systems are being tested and contingency plans have been developed to mitigate business operational risk.

D&N's internally maintained systems, consisting primarily of a Lotus Notes server array and various workstation-based business suite software, are Year 2000 compliant as currently installed.

All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes for 1999 to 2000, the identification and correct processing of leap years, along with numerous date projections from 1999 through the next millennium using day, month and year increments.

Manual procedures have been reviewed and scheduled for change where date specific actions occur. Necessary changes to supporting forms to properly record dates in the new millennium have been identified and are being made.

Costs associated with addressing the Year 2000 issue as it affects D&N's third party applications is implicitly included in the contractual arrangements for those applications. D&N's total Year 2000 estimated project cost, which is based upon currently available information, included expenses for the review and testing of third parties including governmental applications. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon the Bank.

Year 2000 compliance costs incurred during 1998 totaled approximately $26,000. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimated Year 2000 compliance costs will not exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced with the Bank's ongoing programs for updating its delivery infrastructure without the presence of the Year 2000 issue. The aforementioned Year 2000 project cost estimate may change as the Bank progresses in its Year 2000 programs and obtains additional information associated with, and conducts further testing concerning third parties. At this time no significant projects have been delayed as a result of D&N's Year 2000 effort. Management of the Bank believes it has an effective program in place to resolve the Year 2000 issue in a timely manner.
As noted above, the Bank has not yet completed all necessary phases of the Year 2000 program. In the event that the Bank does not complete any additional phases, under the most reasonable likely worst case scenario, the Bank would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially effect the Bank. The Bank could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


OTHER MATTERS

As of March 31, 1999, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT under the provision of the Code. The Company calculates that:

* its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

* 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

The Company also met all REIT requirements regarding the ownership of its common
and   preferred stocks and anticipates meeting the 1999 annual distribution and administrative requirements.

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

   ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

           (a)   The following exhibits is included herein:

           12(a) Computation of Ratio of Earnings to Fixed Charges

           12(b) Computation of Ratio of Earnings to Fixed Charges and
                    Preferred Stock Dividend Requirements

           (27)  Financial Data Schedule

           (b)   Reports to Form 8-K:


           No reports on Form 8-K have been filed during the quarter ended March 31, 1999.

                                 SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 D&N  CAPITAL CORPORATION



                                 /s/  Kenneth R. Janson
                                 ---------------------------------------------
                                 Kenneth R. Janson, President and
                                 Chief Executive Officer



                                 /s/  Daniel D. Greenlee
                                 ---------------------------------------------
                                 Daniel D. Greenlee
                                 Chief Financial Officer and Treasurer



Date: May 11, 1999
      -----------------

                                 INDEX TO EXHIBITS



       Exhibit No.    Exhibits
       ----------     --------


       12(a)          Computation of  ratio of earnings to fixed charges

       12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

       27             Financial data schedule