Form 10-Q
period 1999-06-30
D&N CAPITAL CORP
filed 1999-08-12
CIK 1036263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
   (Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended         June 30, 1999
                                         --------------------------------------
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from___________ to _______________________
           Commission file number                0-22767
                                 --------------------------------------

                            D&N Capital Corporation
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                             31-1517665
      -------------------------------    ------------------------------
      (State or other jurisdiction of          (I.R.S. Employer
       incorporation or organization)         Identification  Number)

               400 Quincy Street, Hancock, Michigan 49930
      -----------------------------------------------------------------
                (Address of principal executive offices)
                           (906) 482-2700
      -----------------------------------------------------------------
      (Registrant's telephone number, including area code)
      -----------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 YES [X]   No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


          Common Stock, $300 par value                            31,781
---------------------------------------------    ------------------------------
Series A Preferred Shares, $25,00 par value                    1,210,000
---------------------------------------------    ------------------------------
               (Class)                                (Shares Outstanding as of
                                                           July 31, 1999)
================================================================================

                                 D&N CAPITAL CORPORATION


                                     INDEX
                                                                Page No.
                                                                --------

   PART I
           Statements of condition -
            June 30, 1999 and December 31, 1998                       3

           Statements of income -
            three months ended June 30, 1999 and 1998
            six months ended June 30, 1999 and 1998                   4

           Statement of changes in Stockholders' Equity -
            six months ended June 30, 1999                            5

           Statement of cash flows -
            six months ended June 30, 1999                            6

           Notes to financial statements                              7

           Management's discussion and analysis of financial
             condition and results of operations                      9

   PART II
           Other information                                         16

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION
                       (In thousands, except share data)



                                               June 30         December 31
                                                 1999             1998
                                            -------------     ------------
                                              (Unaudited)


Assets:
Loans receivable:
  Residential mortgage loans                  $52,148            $52,858
  Commercial mortgage loans                     6,771              7,401
                                              -------            -------
       Net loans receivable                    58,919             60,259

Cash                                                2                  2
Due from Parent                                 1,781                 21
Other assets                                       15                  5
Accrued interest receivable                       356                358
                                              -------            -------
              Total assets                    $61,073            $60,645
                                              =======            =======

Liabilities:
Other liabilities                             $    24            $    70
                                              -------            -------
              Total Liabilities                    24                 70

Stockholders' Equity:
Preferred stock, par value $25.00;
  2,500,000 authorized, 1,210,000
  issued and outstanding                       30,250             30,250

Common stock, par value $300.00 per share;
  250,000 shares authorized, 31,781 shares
  issued and outstanding                        9,534              9,534

Additional paid-in capital                     20,716             20,716
                                              -------            -------
    Total paid-in capital                      60,500             60,500

Retained earnings                                 549                 75
                                              -------            -------
              Total stockholders' equity       61,049             60,575
                                              -------            -------

    Total liabilities and
    stockholders' equity                      $61,073            $60,645
                                              =======            =======


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                       STATEMENTS OF INCOME (UNAUDITED)
                     (In thousands, except per share data)




                                   Three Months Ended        Six Months Ended
                                       June 30                     June 30
                                    1999       1998           1999       1998
                                   -----------------        ------------------
Interest income:
  Loans:
    Residential mortgage loans   $   828     $   906        $ 1,649    $ 1,790
    Commercial mortgage loans        142         155            282        311
                                 -------------------        ------------------
       Total loan interest
        income                       970       1,061          1,931      2,101

    Intercompany interest             20          10             27         12
                                 -------------------       -------------------
    Total interest income            990       1,071          1,958      2,113

Noninterest expense:
    Advisory fees                     32          32             63         63
    Other expenses                    26          16             59         24
                                 -------------------       -------------------
    Total noninterest expense         58          48            122         87

    Net income                   $   932     $ 1,023        $ 1,836    $ 2,026

    Preferred stock dividend
    requirements                     681         681          1,362      1,362
                                 -------------------       -------------------
    Net income applicable to
    common shares                    251         342            474        664

    Common stock dividends paid       --          --             --         --
                                 -------------------       -------------------
    Retained earnings increase   $   251     $   342        $   474    $   664
                                 ===================       ===================

    Net income per share         $  7.90     $ 10.77        $ 14.91    $ 20.90
                                 ===================       ===================

    Weighted average common
       shares outstanding         31,781      31,781         31,781     31,781
                                 ===================       ===================




See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
           STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (UNAUDITED)
                                (In thousands)


                                            For the Six Months Ended
                                                     June 30,
                                              1999            1998
                                           --------------------------

PREFERRED STOCK:
Balance at beginning of period            $ 30,250       $ 30,250
                                          --------       --------
Balance at end of period                    30,250         30,250
                                          --------       --------

COMMON STOCK:

Balance at beginning of period               9,534          9,534
                                          --------       --------
Balance at end of period                     9,534          9,534
                                          --------       --------

ADDITIONAL PAID IN CAPITAL:

Balance at beginning of period              20,716         20,716
                                          --------       --------
Balance at end of period                    20,716         20,716
                                          --------       --------


RETAINED EARNINGS:

Balance at beginning of period                  75             34

Net Income                                   1,836          2,026

Common dividends                                --             --

Preferred dividends                         (1,362)        (1,362)
                                           -------       --------

Balance at end of period                       549            698
                                          --------       --------

TOTAL STOCKHOLDERS' EQUITY                $ 61,049       $ 61,198
                                          ========       ========


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                     STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (In thousands)

                                               For the Six Months Ended
                                                      June 30,
                                                 1999           1998
                                               ------------------------
OPERATING ACTIVITIES

Net Income                                     $  1,836      $  2,026

Adjustments to reconcile net income to net cash provided by operating activities:

  Net change in:
   Accrued interest receivable                        2           (8)
   Due from Parent                               (1,760)        (652)
   Other assets                                     (10)         (15)
   Accounts payable                                 (46)           1
                                                --------     --------
   Net cash provided by operating activities         22        1,352
                                                --------     --------


INVESTING ACTIVITIES:

Purchase of mortgage loans                      (12,164)     (14,624)
Principal payments received                      13,504       14,634
                                                -------      --------
Net cash provided (used) by investing
activities                                        1,340           10
                                                -------      --------

FINANCING ACTIVITIES:

Preferred stock dividends paid                   (1,362)      (1,362)
Common stock dividends paid                          --           --
                                                 -------     --------
Net cash used by financing activities            (1,362)      (1,362)
                                                 -------     --------


NET CHANGE IN CASH                                   --           --

CASH AT BEGINNING OF PERIOD                           2            2
                                                -------     --------
CASH AT JUNE 30, 1999 AND 1998                  $     2     $      2
                                                =======     ========

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION

   D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and was created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of D&N Bank (the "Bank" or "D&N"), a state chartered savings bank, which itself became wholly-owned by Republic Bancorp Incorporated, a Michigan bank holding company, on May 17, 1999.

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

Allowance for Loan Losses:

   The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At June 30, 1999, and 1998, there was no allowance for losses on loans.

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


NOTE 3:  DIVIDENDS

   For each of the three and six month periods ended June 30, 1999 and 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625, and $1,361,250, respectively.

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


RESULTS OF OPERATIONS

   The Company reported total interest income for the quarter ended June 30, 1999 of approximately $990,000. Interest income from residential and commercial mortgage loans were $828,000 and $142,000, respectively. After a deduction of approximately $32,000 in advisory fees and $26,000 in other administrative expenses, the Company reported net income of approximately $932,000 for the quarter ended June 30, 1999.

   The Company reported total interest income for the six months ended June 30, 1999 of approximately $1,958,000. Interest income from residential and commercial mortgage loans were $1,649,000 and $282,000, respectively. After a deduction of approximately $63,000 in advisory fees and $59,000 in other administrative expenses, the Company reported net income of approximately $1,836,000 for the six months ended June 30, 1999.

   For the three month and six month periods ended June 30, 1999, the Company reported net income per common share of $7.90 and $14.91, respectively.

   For the quarter ended June 30, 1999, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to the Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

   For the three month and six month periods ended June 30, 1999, the Company purchased replacement mortgage loans from the Bank of approximately $3,885,000 and $12,164,000. In addition, the Company received approximately $4,900,000 and $13,504,000, respectively, of principal payments on its portfolio from the Servicer for the three and six month periods ended June 30, 1999.

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


YEAR 2000 COMPLIANCE

   The Company relies on D&N Bank for data processing services, through its loan servicing operations and for maintenance of financial and other records involved in the management of D&N Capital Corporation. The following disclosure discusses D&N Bank's year 2000 project and its associated costs.

D&N utilizes various electronic computer systems for the delivery of its financial services products such as deposit and loan accounts, for the maintenance of its financial and other business records, and for general management purposes. Some of these systems include legacy procedures and historic data that may have been stored in such a manner that inconsistencies or failures could occur when dates from the new millennium are considered.
Commonly known as the Year 2000 problem, a myriad of related potential computing difficulties face entities that rely extensively upon computer systems. D&N's major computer systems include deposit accounts, commercial lending, consumer lending, financial control, and sales platform support applications provided by M&I Data Services, Inc.; mortgage lending applications provided by ALLTEL Information Services, Inc. and FiTech, Inc.; and internally maintained microcomputer and network systems which support management functions and communications.

     D&N's Year 2000 project is progressing on schedule. The project is addressing computer hardware, software, procedures, large borrowers and facilities. This project began in October 1996. To date all at-risk computer hardware has been tested and confirmed Year 2000 compliant.

     The four primary business applications (deposit account processing, installment loan account processing, general ledger and mortgage loan processing) have been certified by the third party provider, as Year 2000 compliant. The remaining applications systems have been tested and contingency plans have been developed to mitigate business operational risk.

    D&N's internally maintained systems, consisting primarily of a Lotus Notes server and various workstation-based business suite software, are Year 2000 compliant as currently installed.

     All newly acquired software is being tested for Year 2000 compliance before acceptance. Software testing has been done to verify date changes for 1999 to 2000, the identification and correct processing of leap years, along with numerous date projections from 1999 through the next millennium using day, month and year increments.

     Manual procedures have been reviewed and changed where date specific actions occur. Necessary changes to supporting forms to properly record dates in the new millennium have been identified and are being made.

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

    Year 2000 compliance costs incurred during 1998 totaled approximately $26,000. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time, management currently estimated Year 2000 compliance costs will not exceed $100,000. This estimate does not include normal ongoing costs for computer hardware, software, terminals and related devices that would be replaced with the Bank's ongoing programs for updating its delivery infrastructure without the presence of the Year 2000 issue. At this time no significant projects have been delayed as a result of D&N's Year 2000 effort. Management of the Bank believes it has an effective program in place to resolve the Year 2000 issue without business interruption. In the event of vendor failures, under the most reasonable likely worst case scenario, the Bank would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially effect the Bank. The Bank could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


OTHER MATTERS

   As of June 30, 1999, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT under the provision of the Code. The Company calculates that:

- its Qualified REIT Assets, as defined in the Code, are approximately 100%of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

- 98% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

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

                          PART II - OTHER INFORMATION



   ITEM 1:    LEGAL PROCEEDINGS
               None

   ITEM 2:    CHANGES IN SECURITIES
               None

   ITEM 3:    DEFAULTS UPON SENIOR SECURITIES
               None

   ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
              (a) The annual meeting of stockholders was held on March 11,
                  1999.

              (b) The matters approved by the sole common shareholder, D&N
                  Bank, at the annual meeting, were as follows:

                  Election of Directors:
                  The following directors were elected for the ensuing year:

                        George J. Butvilas            Gail A. Morz
                        James S. Bogan                Kenneth R. Janson
                        William J. McGarry            Richard E. West

   ITEM 5:   OTHER INFORMATION

             At the June 1, 1999 meeting of the Board of Directors of D&N Capital Corporation, Mr. Kenneth R. Janson, President and Chief Executive Officer, tendered his resignation. He had previously left the employment of D&N Bank. Mr. Janson will remain on the Board of Directors of D&N Capital Corporation as an Independent Director.

             Mr. Richard E. West was subsequently elected to the position of President and Chief Executive Officer of D&N Capital Corporation.

                            D&N CAPITAL CORPORATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The following exhibits is included herein:

                 12(a)  Computation of Ratio of Earnings to Fixed Charges

                 12(b)  Computation of Ratio of Earnings to Fixed Charges
                        and   Preferred Stock Dividend Requirements

                 (27)   Financial Data Schedule

           (b)   Reports to Form 8-K:


           No reports on Form 8-K have been filed during the quarter ended June 30, 1999.

                                 SIGNATURES




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 D&N  CAPITAL CORPORATION



                                 /s/  Richard E. West
                                 -----------------------------------------------
                                      Richard E. West, President and
                                      Chief Executive Officer



                               /s/  Daniel D. Greenlee
                               -------------------------------------------------
                                    Daniel D. Greenlee
                                    Chief Financial Officer and Treasurer






Date:  August 12, 1999
     -------------------------

                                 INDEX TO EXHIBITS




       Exhibit No.    Exhibits
       ----------     --------


       12(a)          Computation of  ratio of earnings to fixed charges

       12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

       27             Financial data schedule