Form 10-Q
period 1999-09-30
D&N CAPITAL CORP
filed 1999-11-15
CIK 1036263

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-Q
 [Mark One]
    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
            15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended                September 30, 1999
                                         -------------------------------------
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


        For the transition period from            to
                                      ------------  --------------------------
            Commission file number                                 0-22767
                                         -------------------------------------

                            D&N Capital Corporation
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                Delaware                               31-1517665
  ---------------------------------------------------------------------------
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)              Identification  Number)

                  400 Quincy Street, Hancock, Michigan 49930
  ---------------------------------------------------------------------------
                   (Address of principal executive offices)
                                (906) 482-2700
  ---------------------------------------------------------------------------
                (Registrant's telephone number, including area code)


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
 YES [ X ]   No [  ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $300 par value                          31,781
------------------------------------------          -------------------------
Series A Preferred Shares, $25 par value                    1,210,000
------------------------------------------          -------------------------
              (Class)                               (Shares Outstanding as of
                                                          October 31, 1999)

                            D&N CAPITAL CORPORATION


                                  INDEX

                                                                    Page No.
                                                                   ----------

   PART I    Financial Information

   Item 1.   Financial Statements (Unaudited)

             Statements of Condition - As of
              September 30, 1999 and December 31, 1998                   3

             Statements of Income - For the three and nine
              months ended September 30, 1999 and 1998                   4

             Statements of Cash Flows - For the nine months
              ended September 30, 1999 and 1998                          5

             Notes to Financial Statements                             6 - 7

   Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                     8 - 12

   PART II   Other Information                                           13

   Signature                                                             14

   Exhibits                                                           15 - 18

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION
                       (In thousands, except share data)


                                                           September 30,    December 31,
                                                               1999             1998
                                                           -------------    ------------
                                                            (Unaudited)
Assets:

Loans receivable:
   Residential mortgage loans                                 $53,222          $52,858
   Commercial mortgage loans                                    7,128            7,401
                                                              -------          -------
       Net loans receivable                                    60,350           60,259

Cash                                                                2                2
Due from Parent                                                   642               21
Other assets                                                       10                5
Accrued interest receivable                                       346              358
                                                              -------          -------
             Total assets                                     $61,350          $60,645
                                                              =======          =======

Liabilities:
Other liabilities                                             $    46          $    70
                                                              -------          -------
             Total liabilities                                     46               70

STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 2,500,000 shares
   authorized, 1,210,000 shares issued and outstanding         30,250           30,250

Common stock, $300 par value; 250,000 shares
   authorized, 31,781 shares issued and outstanding             9,534            9,534

Additional paid-in capital                                     20,716           20,716

Retained earnings                                                 804               75
                                                              -------          -------
             Total stockholders' equity                        61,304           60,575
                                                              -------          -------
         Total liabilities and stockholders' equity           $61,350          $60,645
                                                              =======          =======

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                                   Three Months Ended                  Nine Months Ended
                                                      September 30,                       September 30,
                                                 1999              1998              1999              1998
                                                -------------------------           -------------------------
Interest income:
  Loans:
     Residential mortgage loans                 $   860           $   869           $ 2,509           $ 2,659
     Commercial mortgage loans                      123               152               405               463
                                                -------           -------           -------           -------
        Total loan interest income                  983             1,021             2,914             3,122

  Intercompany interest                              12                17                39                29
                                                -------           -------           -------           -------
        Total interest income                       995             1,038             2,953             3,151

Noninterest expense:
        Advisory fees                                31                31                94                94
        Other expenses                               29                14                88                39
                                                -------           -------           -------           -------
     Total noninterest expense                       60                45               182               133

     Net income                                     935               993             2,771             3,018

     Preferred stock dividend requirements          681               681             2,042             2,042
                                                -------           -------           -------           -------

     Net income applicable to common shares     $   254           $   312           $   729           $   976
                                                =======           =======           =======           =======

     Net income per common share                $  8.00           $  9.81           $ 22.94           $ 30.71
                                                =======           =======           =======           =======

     Weighted average common
          shares outstanding                     31,781            31,781            31,781            31,781
                                                =======           =======           =======           =======


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                  1999             1998
                                                               -----------     -----------
Operating activities
Net Income                                                      $  2,771        $  3,018

Adjustments to reconcile net income
to net cash provided by operating activities:

 Net change in:
  Accrued interest receivable                                         12              --
  Due from Parent                                                   (621)         (1,074)
  Other assets                                                        (5)            (10)
  Accounts payable                                                   (24)              6
                                                                --------        --------
Net cash provided by operating activities                          2,133           1,940
                                                                --------        --------


Investing activities:
Purchase of mortgage loans                                       (18,700)        (20,815)
Principal payments received                                       18,609          20,917
                                                                --------        --------
Net cash used by investing activities                                (91)            102
                                                                --------        --------

Financing activities:
Preferred stock dividends paid                                    (2,042)         (2,042)
Common stock dividends paid                                           --              --
                                                                --------        --------
Net cash used by financing activities                             (2,042)         (2,042)
                                                                --------        --------


Net increase in cash                                                  --              --

Cash at beginning of period                                            2               2
                                                                --------        --------
Cash at end of period                                           $      2        $      2
                                                                ========        ========

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION

   D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and was created for the purpose of acquiring, holding and managing real estate assets. The Company is a wholly-owned subsidiary of D&N Bank ("D&N"), a state chartered savings bank, which itself became a wholly-owned subsidiary of Republic Bancorp Inc., a Michigan bank holding company, on May 17, 1999.

   All shares of common stock are held by D&N Bank. The Series A Preferred Shares are traded on The Nasdaq Stock Market under the symbol "DNFCP".

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 1998.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Mortgage Loans:

   Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase from D&N Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

Allowance for Loan Losses:

   The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At September 30, 1999 and December 31, 1998, there were no allowances for loan losses.

Dividends:

   Preferred Stock. Dividends on the Series A Preferred Shares are noncumulative from issuance (July 17, 1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

   Common Stock. D&N Bank, as shareholder, is entitled to receive dividends when, as and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

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


NOTE 3:  DIVIDENDS

   For each of the three and nine month periods ended September 30, 1999 and 1998, the Company paid dividends on Series A Preferred Shares in the amount of $680,625, and $2,041,875, respectively.

                            D&N CAPITAL CORPORATION


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The principal business of the Company is to acquire, hold and manage residential and commercial mortgage loans ("mortgage loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its mortgage loans from D&N Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties.

   D&N Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. D&N Bank also services the Company's mortgage loans under each of the Servicing Agreements.

   It is the intention of the Company and D&N Bank that any agreements and transactions between the Company and D&N Bank are consistent with market terms, including the price paid and received for mortgage loans, upon their acquisition or disposition by the Company, or in connection with the servicing of such mortgage loans.

RESULTS OF OPERATIONS

   The Company reported total interest income for the quarter ended September 30, 1999 of approximately $995,000. Interest income from residential and commercial mortgage loans were $860,000 and $123,000, respectively. After a deduction of approximately $31,000 in advisory fees and $29,000 in other administrative expenses, the Company reported net income of approximately $935,000 for the quarter ended September 30, 1999.

   The Company reported total interest income for the nine months ended September 30, 1999 of approximately $2,953,000. Interest income from residential and commercial mortgage loans were $2,509,000 and $405,000, respectively. After a deduction of approximately $94,000 in advisory fees and $88,000 in other administrative expenses, the Company reported net income of approximately $2,771,000 for the nine months ended September 30, 1999.

   For the three month and nine month periods ended September 30, 1999, the Company reported net income per common share of $8.00 and $22.94, respectively.

   For the quarter ended September 30, 1999, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to D&N Bank when, as and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

MORTGAGE LOANS

   Residential mortgage loans consist of Adjustable Rate Mortgages ("ARMs") and
Fixed Rate Mortgages ("FRM's").   The commercial mortgage loans consist of fixed
and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans have been and will continue to be consistent in maintaining an approximate 90% and 10% ratio between residential and commercial
mortgage loans, respectively.   All loans are purchased from D&N Bank.

   For the three month and nine month periods ended September 30, 1999, the Company purchased replacement mortgage loans from D&N Bank of approximately $6,535,000 and $18,700,000. In addition, the Company received approximately $5,104,000 and $18,609,000, respectively, of principal payments on its portfolio for the three and nine month periods ended September 30, 1999.

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

   In addition, the majority of the commercial mortgage properties underlying the Company's commercial mortgage loans are located in the Detroit, Michigan metropolitan area. Consequently, these commercial mortgage loans may be subject to greater risk of default in the event of adverse economic, political or business developments in the Detroit metropolitan area.


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

   D&N has completed all phases of their Year 2000 project. The project has addressed computer hardware, software, procedures, large borrowers and facilities. This project began in October 1996. To date all at-risk computer hardware has been tested and confirmed Year 2000 compliant.

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

    Costs associated with addressing the Year 2000 issue as it affects D&N's third party applications is implicitly included in the contractual arrangements for those applications. D&N's total Year 2000 estimated project cost, which is based upon currently available information, included expenses for the review and testing of third parties including governmental applications. However, there can be no guarantee that the hardware, software and systems of such third parties will be without unfavorable Year 2000 issues and therefore not present a material adverse impact upon D&N Bank.

    Year 2000 compliance costs incurred have totaled approximately $26,000. This figure does not include the implicit costs associated with the reallocation of internal staff hours to Year 2000 project related efforts. At this time no significant projects have been delayed as a result of D&N's Year 2000 effort. Management of D&N Bank believes it has an effective program in place to resolve the Year 2000 issue without business interruption. In the event of vendor failures, under the most reasonable likely worst case scenario, D&N Bank would be required to process certain transactions manually, which may effect customer service. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially effect D&N Bank. D&N Bank could be subject to litigation for equipment shutdown or failure to properly date customer records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.


OTHER MATTERS

   As of September 30, 1999, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT under the provision of the Code. The Company calculates that:

* its Qualified REIT Assets, as defined in the Code, are approximately 100% of its total assets, as compared to the federal tax requirements that at least 75% of its total assets must be Qualified REIT assets.

* 98% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

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

   ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

           (a)  The following exhibits is included herein:

                 12(a)  Computation of Ratio of Earnings to Fixed Charges

                 12(b) Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

                 (27)   Financial Data Schedule

           (b)  Reports to Form 8-K:

                  No reports on Form 8-K have been filed during the quarter ended September 30, 1999.

                                 SIGNATURE




       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    D&N CAPITAL CORPORATION
                                    -----------------------
                                     (Registrant)



Date:   November 15, 1999           /s/  Richard E. West
        -----------------           ------------------------------
                                    Richard E. West, President and
                                    Chief Executive Officer


                                    /s/  Thomas F. Menacher
                                    ------------------------------
                                    Thomas F. Menacher,
                                    Chief Financial Officer

                                 INDEX TO EXHIBITS




       Exhibit No.    Exhibits
       ----------     --------


       12(a)        Computation of ratio of earnings to fixed charges

       12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

       27           Financial data schedule