Form 10-K405
period 1999-12-31
D&N CAPITAL CORP
filed 2000-03-24
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 1999


                         Commission File Number 0-22767

                            D & N CAPITAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                     31-1517665
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
Incorporation or Organization)

                   400 Quincy Street, Hancock, Michigan 49930
               (Address of Principal Executive Offices) (Zip Code)

        Registrant's telephone number, including area code (906) 482-2700

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange on
       Title of Each Class                                 Which Registered
------------------------------------                   ------------------------
 9.00% Noncumulative Preferred Stock
Series A (Par Value --$25 Per share)                             NASDAQ

        Securities Registered Pursuant to Section 12(g) of the Act: None

    Number of Shares of Common Stock outstanding on December 31, 1999: 31,781

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

     All shares of Common Stock were held by D&N Bank at December 31, 1999; therefore, no Common Stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    FORM 10-K


                                                                        PAGE NO.
PART I

  Item 1    Business                                                        2
  Item 2    Properties                                                      4
  Item 3    Legal Proceedings                                               4
  Item 4    Submission of Matters to a Vote of Security Holders             4


PART II

  Item 5    Market for Registrant's Common Stock
                 and Related Stockholder Matters                            5
  Item 6    Selected Financial Data                                         7
  Item 7    Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                        8
  Item 7A   Quantitative and Qualitative Disclosures about Market Risk     13
  Item 8    Financial Statements and Supplementary Data                    14
  Item 9    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                    25

PART III

  Item 10   Directors and Executive Officers of the Registrant             25
  Item 11   Executive Compensation                                         27
  Item 12   Security Ownership of Certain Beneficial Owners
                 and Management                                            27
  Item 13    Certain Relationships and Related Transactions                27


PART IV

  Item 14   Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                    28
  Signatures                                                               29

                                     PART I

ITEM 1.  BUSINESS

        D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company is a wholly-owned subsidiary of D&N Bank ("D&N"), a state chartered savings bank, which itself became wholly owned by Republic Bancorp Inc., a Michigan bank holding company, on May 17, 1999.

        The principal business of the Company is to acquire and hold residential and commercial mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its loans from D&N Bank. These loans consist of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties. Residential mortgage loans consist of adjustable rate mortgages ("ARMs"), and fixed rate mortgages ("FRMs"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments.

        On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% noncumulative preferred stock, Series A, $25 par value, totaling $30,250,000 ("preferred stock"), and sold to D&N, 31,781 shares of the Company's common stock, $300 par value ($1,000 cost) per share, net of offering costs, totaling $30,250,000 ("common stock"). All shares of common stock are held by D&N Bank. The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP".

        The Company used the net proceeds raised from the initial public offering of the preferred stock and the sale of the common stock to purchase from D&N the Company's initial $60,524,000 portfolio of residential and commercial mortgage loans ("mortgage loans") at their estimated fair values. Reinvestments in mortgage loans are made to maintain a ratio of approximately 90% residential and 10% commercial mortgage loans in the portfolio. All mortgage loans are purchased from D&N Bank on a fair value basis.

        In order to preserve its status as a real estate investment trust ("REIT") for federal income tax purposes, the Company must distribute annually at least 95% of its "REIT taxable income" (excluding capital gains) to stockholders and meet certain capital ownership and administrative tests. The Company must also annually satisfy two gross income requirements. First, at least 75% of the Company's gross income for each taxable year must be derived directly or indirectly from investments relating to real property or mortgages on real property (as interest on obligations secured by mortgages on real property, certain "rents from real property" or as gain on the sale or exchange of such property and certain fees with respect to agreements to make or acquire mortgage loans), from certain types of temporary investments or certain other types of gross income. Second, at least 95% of the Company's gross income for each taxable year must be derived from the above described real property investments and from dividends, interest, and gain from the sale or other disposition of stock or securities and certain other types of gross income (or from any combination of the foregoing).

        The Company must also satisfy three tests relating to the nature of its assets at the close of each quarter of its taxable year. First, at least 75% of the value of the Company's total assets must be represented by real estate assets (including stock or debt instruments held for not more than one year that were purchased with the proceeds of a stock offering or long-term (at least five years) debt offering of the Company), cash, cash items, and government securities. Second, not more than 25% of the Company's total assets may be represented by securities other than those in the 75% asset class. Third, of the investments included in the 25% asset class, the value of any one issuer's securities owned by the Company may not exceed 5% of the value of the Company's total assets and the Company may not own more than 10% of any one issuer's outstanding voting securities.

        The Company does not anticipate that it will engage in the business of originating mortgage loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage loans. As noted above, the Company anticipates that all mortgage loans purchased by it, in addition to those in the initial portfolio, and purchased to date, will be purchased from D&N Bank.

        The Company does not have any employees, since it has retained D&N Bank to perform certain functions pursuant to the Advisory Agreement described below. All of the officers of the Company are also officers or employees of D&N, their affiliates, or Republic Bancorp Inc.

        The Company has entered into an Advisory Agreement (the "Advisory Agreement") with D&N Bank (the "Advisor") requiring an annual payment of $125,000. D&N Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on July 21, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

        The Company also entered into two servicing agreements with D&N for the servicing of the commercial and residential mortgage loans. D&N in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer". Pursuant to each servicing agreement, D&N performs the servicing of the mortgage loans held by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans.

        The Company intends to operate in a manner that will not subject it to regulation under the Investment Company Act of 1940. The Company may, under certain circumstances, purchase shares of its preferred stock and other shares of its capital stock in the open market or otherwise, provided, however, that the Company will not redeem or repurchase any shares of its common stock for so long as any preferred stock are outstanding without the approval of a majority of the Independent Directors (as defined in the Certificate of Designation relating to the Series A Preferred Shares). The Company has no present intention of repurchasing any shares of its capital stock, and any such action would be taken only in conformity with applicable federal and state laws and the regulations and the requirements for qualifying as a REIT.

        The Company has no foreign operations.

ITEM 2:   PROPERTIES

        The principal executive offices of the Company are located at 400 Quincy Street, Hancock, Michigan 49930, telephone number (906) 482-2700.


ITEM 3:   LEGAL PROCEEDINGS

        The Company is not the subject of any material litigation. Neither the Company, D&N Bank, or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the mortgage loans included in the portfolio, which litigation would have a material adverse effect on the business or operations of the Company.


ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

ITEM 5:   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

        The Company is authorized to issue up to 250,000 shares of common stock and 2,500,000 shares of preferred stock, $25 par value per share ("preferred stock"), of which 1,210,000 shares have been issued. D&N Bank owns 100% of the Company's 31,781 shares of common stock outstanding at December 31, 1999 and, accordingly, there is no trading market for the Company's common stock. In addition, D&N Bank intends that, as long as any preferred shares are outstanding, it will maintain ownership of the outstanding common stock of the Company. Subject to the rights, if any, of the holders of the preferred stock, all voting rights are vested in the common stock. The holders of common stock are entitled to one vote per share.

        Holders of common stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefore, provided that, so long as any shares of preferred stock are outstanding, no dividends or other distributions (including redemption's and purchases) may be made with respect to the common stock unless full dividends on the shares of the preferred stock have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

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


RESTRICTIONS ON OWNERSHIP AND TRANSFER:

        The Company's Certificate of Incorporation contains certain restrictions on the number of shares of common stock and preferred stock that individual stockholders may own. For the Company to qualify as a REIT for federal income tax purposes, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by 100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Person Test"). The ownership by D&N Bank of 100% of the shares of common stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of Republic Bancorp Inc. (the sole stockholder of D&N Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of Republic Bancorp Inc. is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of preferred stock intended to ensure compliance with the One Hundred Person Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

COMMON STOCK

        There is no established public trading market in the Company's common stock. As of March 22, 2000, there were 31,781 issued and outstanding shares of Common Stock held by one stockholder, D&N Bank. The total common stock dividends paid by the Company were $903,000, $1,150,000, and $600,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


PREFERRED STOCK

        The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP". As of March 20, 2000, there were 1,210,000 issued and outstanding series A preferred shares held by approximately 2,400 shareholders. The following table reflects the quarterly high and low sales prices and dividends paid for the preferred stock during 1999 and 1998.


                                            Price
                                      -----------------                               Distribution
             Period                   High         Low           Distributions            Date
             ------                   ----        -----          -------------     ------------------
       1999

         Fourth quarter               25.00       22.75          $  680,625         December 31, 1999
         Third quarter                25.38       24.56             680,625        September 30, 1999
         Second quarter               25.63       24.94             680,625             June 30, 1999
         First quarter                26.00       25.13             680,625            March 31, 1999
                                                                 ----------

              Year                    26.00       22.75          $2,722,500
                                                                 ==========
       1998
         Fourth quarter               26.88       24.50          $  680,625         December 31, 1998
         Third quarter                25.88       24.63             680,625        September 30, 1998
         Second quarter               26.50       25.50             680,625             June 30, 1998
         First quarter                26.38       25.13             680,625            March 31, 1998
                                                                 ----------

              Year                    26.88       24.50          $2,722,500
                                                                 ==========


        During 1999 and 1998, the Company declared and paid quarterly dividends of $0.5625 per preferred share.

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

                For the Years Ended December 31, 1999 and 1998
  and for the Period of Inception (March 18, 1997) through December 31, 1997
                (In thousands, except per share and yield data)

                                                    1999                   1998              1997
                                                --------------------------------------------------
INCOME STATEMENT:

Interest income                                   $ 3,962                 $ 4,164           $ 1,952

Net income                                          3,724                   3,914             1,852

Net income applicable to common shares              1,001                   1,191               634

Income per common share                             31.51                   37.47             19.94


BALANCE SHEET:

Mortgage loans                                    $60,195                 $60,259           $60,385

Total assets                                       60,706                  60,645            60,745

Total stockholder's equity                         60,646                  60,575            60,534


OTHER DATA:

Dividends paid on preferred shares                $ 2,723                 $ 2,723           $ 1,218

Number of preferred shares outstanding              1,210                   1,210             1,210

Number of common shares outstanding                    32                      32                32

Average yield on mortgage loans                      7.17%                   7.32%             7.57%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

         On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% Series A Preferred Shares, and sold to D&N Bank 31,781 shares of the Company's common stock. All shares of common stock are held by the D&N Bank.

RESULTS OF OPERATIONS

         The Company reported net interest income for the year ended December 31, 1999 of $3,962,000. Interest income from residential and commercial mortgage loans was $3,344,000 and $568,000, respectively. After a deduction of $125,000 in advisory fees and $113,000 in other administrative expenses, the Company reported net income of $3,724,000 for the year ended December 31, 1999.

         For the year ended December 31, 1998, the Company reported net interest income of $4,164,000. Interest income from residential and commercial mortgage loans was $3,511,000 and $593,000, respectively. After deductions of $125,000 in advisory fees and $125,000 in other administrative expenses, the Company reported net income of $3,914,000 for the year ended December 31, 1998.

         For the period from inception, March 18, 1997, through December 31, 1997, the Company reported net interest income of $1,952,000. Interest income from residential and commercial mortgage loans was $1,644,000 and $293,000, respectively. After deductions of $57,000 in advisory fees and $43,000 in other administrative expenses, the Company reported net income of $1,852,000.

         The Company paid $2,722,500 in preferred stock dividends for both years ended December 31, 1999 and 1998. The reported net income per common share for the years ended December 31, 1999 and 1998 was $31.51 and $37.47, respectively. For the period from inception, March 18, 1997, through December 31, 1997, the Company paid $1,218,000 in prefered stock dividends and reported net income per common share of $19.94.


MORTGAGE LOANS

         As of December 31, 1999, the Company had $60,195,000 invested in mortgage loans. This amount represents the principal amount of mortgage loans purchased with the initial portfolio, plus additional purchases since then to replace runoff. All mortgage loans are purchased from D&N Bank.

     The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets.

                                                     December 31, 1999         December 31, 1998
                                                     -------------------      -------------------
(Dollars in thousands)                                Amount     Percent       Amount     Percent
                                                     --------    -------      --------    -------
Interest-Earning Asset Mix:
  Residential mortgage loans                         $ 52,133       86.6%     $ 52,858       87.7%
  Commercial mortgage loans                             8,062       13.4         7,401       12.3
                                                     --------    -------      --------    -------
     Total interest-earning assets                   $ 60,195      100.0%     $ 60,259      100.0%
                                                     ========    =======      ========    =======


         There were no delinquent residential loans or commercial mortgage loans, and no residential or commercial mortgage loans in nonaccrual status as of December 31, 1999.

         The following table illustrates the maturity of the Company's loan portfolio at December 31, 1999. Loans are shown as maturing in the period in which payment is due. This table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                      Residential mortgage loans         Commercial mortgage loans                Total
      Amounts Due     --------------------------        ----------------------------      -----------------------
       in Years                        Weighted                            Weighted                      Weighted
        Ending                         Average                             Average                        Average
     December 31,     Amount             Rate             Amount             Rate         Amount           Rate
     ------------     ------           -------            ------           -------        -----------------------
                                                (Dollars in thousands)
         2000         $     --               --%          $     --               --%      $    --              --%
         2001              126             7.20              2,265             8.42         2,391            8.36
         2002              114             7.16              3,460             8.34         3,574            8.30
         2003              248             7.18                217             8.23           465            7.67
         2004              523             7.15              2,091             7.49         2,614            7.42
     Thereafter         50,692             7.17                 --               --        50,692            7.17
                      --------                            --------                        -------        --------

         Subtotal       51,703             7.17%             8,033             8.27%       59,736            7.32%
Plus: premiums             430                                  29                            459
                      --------                            --------                        -------

         Total        $ 52,133                            $  8,062                        $60,195
                      ========                            ========                        =======

INTEREST RATE RISK

        The Company's income consists primarily of interest payments on mortgage loans. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of the adjustable rate mortgage loans are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates, over an extended period of time, would not adversely affect the Company's ability to pay dividends on the preferred stock.

STATIC GAP ANALYSIS

        D&N Capital Corporation's cumulative gap analysis for December 31, 1999 is as follows:

                                                                        Maturity
                                            ------------------------------------------------------------------
                                               0 to 3      4 to 12       1 to 5           Over 5
                                               Months      Months        Years            Years        Total
                                               ------      -------       ------           ------       -----
                                                                     (Dollars in thousands)
ASSETS:
       Net loans receivable                 $      --      $    --       $ 9,997        $ 50,198     $  60,195
       Cash and due from parent                   152           --            --              --           152
       Other assets                                 5           --            --              --             5
       Accrued interest receivable                354           --            --              --           354
                                            ------------------------------------------------------------------
                Total assets                $     511      $    --       $ 9,997        $ 50,198     $  60,706
                                            ==================================================================

LIABILITIES:
       Other liabilities                    $      60      $    --       $    --        $     --     $      60
                                            ------------------------------------------------------------------
                Total liabilities           $      60      $    --       $    --        $     --     $      60
                                            ------------------------------------------------------------------

STOCKHOLDERS' EQUITY
       Preferred stock                      $      --      $    --       $    --        $ 30,250     $  30,250
       Common stock                                --           --            --           9,534         9,534
       Additional paid-in capital                  --           --            --          20,716        20,716
       Retained earnings                           --           --            --             146           146
                                            ------------------------------------------------------------------

           Total liabilities and
                stockholders' equity         $     60      $    --       $    --        $ 60,646     $  60,706
                                             =================================================================

                Reprice difference           $    451      $    --       $ 9,997        $(10,448)
                Cumulative gap               $    451      $   451       $10,448              --
                % of total assets                 .74%         .74%        17.21%             --


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

                                                  December 31, 1999         December 31, 1998
                                                 --------------------       -------------------
                                                 Amount       Percent       Amount     Percent
                                                 -------      -------       -------    --------
Loans                                                         (Dollars in thousands)
-----
   Residential Mortgage Loans:
    Michigan                                     $48,135       80.0%        $49,348        81.9%
    Ohio                                           2,442        4.1           1,911         3.2
    Wisconsin                                        410        0.6             365         0.6
    Other (no state has more than 1%)              1,146        1.9           1,234         2.0
                                                 ------------------         -------------------
        Total Residential Mortgage Loans          52,133       86.6%         52,858        87.7%
Commercial Mortgage Loans:
    Michigan (all Commercial Mortgage Loans)       8,062       13.4           7,401        12.3
                                                 ------------------         -------------------
        Total Mortgage Loan Portfolio            $60,195      100.0%        $60,259       100.0%
                                                 ==================         ===================

        Approximately 80% of the Company's total residential mortgage loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

        The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature or prepay, and to pay dividends on the preferred stock and common stock. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from repayment of principal balances by the individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

        To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money other than debt not in excess of 20% of the aggregate amount of net proceeds received from the sale of the preferred stock and common stock of the Company. Any such debt incurred may include intercompany advances made by D&N Bank to the Company.

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

REIT QUALIFICATION

        As of December 31, 1999, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT for federal income tax purposes. The Company calculated (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

        The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and the 1999 and 1998 annual distribution and administrative requirements.

YEAR 2000 COMPLIANCE

        D&N utilizes various electronic computer systems for the delivery of its financial services products, for the maintenance of its financial and other business records, and for general management purposes. D&N did not experience any problems related to the year 2000 issue.

        There were no costs incurred during fiscal year 1999 related to the year 2000 compliance issue. During 1998, the Company incurred $26,000 related to the year 2000 compliance for the review and testing of third parties including governmental applications.


NEW ACCOUNTING PRONOUNCEMENTS

         In October 1998, the Financial Accounting Standards Board ("FASB") issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". When SFAS 134 is initially applied, an enterprise may reclassify mortgage-backed securities and other beneficial interests retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be reclassified based on the entity's ability and intent to hold those investments. This standard was adopted effective January 1, 1999 and did not have any material effect on the Company's financial statements.

OTHER MATTERS

         On May 17, 1999, D&N merged with Republic Bancorp Inc. (Nasdaq:RBNC), whereby Republic Bancorp Inc. was the surviving corporation. The combined company created the fourth largest bank holding company with headquarters in Michigan with over $4 billion in assets. The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interest.

         The operations of Republic Bancorp Inc., and the financial services industry generally, are influenced by many factors, including the interest rate environment, competition, legislative and regulatory developments and general economic conditions.

     From time to time, the Company may publish forward-looking statements relating to such matters as possible or assumed future results of our operations, anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties. Also, when we use any of the words "believes," "expects," "plans," "anticipates," "estimates" or similar expressions we are making forward-looking statements.

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

                - inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
                - general economic conditions, either nationally or in our market areas, that are worse than expected;
                -   adverse changes in the securities markets;
                - legislative or regulatory changes that adversely affect our business;
                - effect of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
                -   changes in consumer spending, borrowing and savings habits;
                - effect of changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board;
                - costs and effects of litigation and unexpected or adverse outcomes in such litigation; and
                -   our success and managing risks involved in the foregoing.

         The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the section entitled "Interest Rate Risk" included under Item 7 of this document and is incorporated herein by reference.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
D&N Capital Corporation

We have audited the statement of condition of D&N Capital Corporation as of December 31, 1999, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of D&N Capital Corporation for the years ended December 31, 1998 and December 31, 1997, were audited by other auditors whose report dated January 21, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&N Capital Corporation at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Detroit, Michigan
March 20, 2000

                        Report of Independent Accountants


To the Board of Directors and Stockholders of D&N Capital Corporation:

In our opinion, the balance sheet as of December 31, 1998 and the related statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997 of D&N Capital Corporation present fairly, in all material respects, the financial position, results of operations and cash flows of D&N Capital Corporation at December 31, 1998, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from inception (March 18, 1997) through December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the financial statements of D&N Capital Corporation for any period subsequent to December 31, 1998.


/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
January 21, 1999

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION


                                                                              December 31,
                                                                       1999                   1998
                                                                      ------------------------------
ASSETS:                                                                   (Dollars in thousands)
Loans receivable:
      Residential mortgage loans                                      $52,133                $52,858
      Commercial mortgage loans                                         8,062                  7,401
                                                                      ------------------------------
           Net loans receivable                                        60,195                 60,259
Cash                                                                        2                      2
Due from parent                                                           150                     21
Other assets                                                                5                      5
Accrued interest receivable                                               354                    358
                                                                      ------------------------------
           TOTAL ASSETS                                               $60,706                $60,645
                                                                      ==============================

LIABILITIES:
Other liabilities                                                     $    60                $    70
                                                                      ------------------------------
           TOTAL LIABILITIES                                               60                     70

STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 2,500,000 shares
      authorized, 1,210,000 shares issued and outstanding              30,250                 30,250

Common stock, $300 par value; 250,000 shares authorized,
      31,781 shares issued and outstanding                              9,534                  9,534

Additional paid-in capital                                             20,716                 20,716
                                                                      ------------------------------
           Total paid-in capital                                       60,500                 60,500

Retained earnings                                                         146                     75
                                                                      ------------------------------
           TOTAL STOCKHOLDERS' EQUITY                                  60,646                 60,575
                                                                      ------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $60,706                $60,645
                                                                      ==============================


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                             STATEMENTS OF INCOME


                                                        Year Ended      Year Ended
                                                        December 31,    December 31,
                                                           1999            1998          1997*
                                                        ----------------------------------------
                                                         (In thousands, except per share data)
INTEREST INCOME:

Loans:
Residential mortgage loans                               $ 3,344        $ 3,511        $ 1,644
Commercial mortgage loans                                    568            593            293
                                                         -------        -------        -------
     Total loan interest income                            3,912          4,104          1,937
Intercompany interest                                         50             60             15
                                                         -------        -------        -------

     TOTAL INTEREST INCOME                                 3,962          4,164          1,952

NONINTEREST EXPENSE:

Advisory fees                                                125            125             57
Other expense                                                113            125             43
                                                         -------        -------        -------
     TOTAL NONINTEREST EXPENSE                               238            250            100

     NET INCOME                                            3,724          3,914          1,852

     Preferred stock dividends paid                        2,723          2,723          1,218
                                                         -------        -------        -------
     Net income applicable to common shares                1,001          1,191            634
     Common stock dividends paid                             930          1,150            600
                                                         -------        -------        -------

     RETAINED EARNINGS INCREASE                          $    71        $    41        $    34
                                                         =======        =======        =======

     BASIC AND DILUTIVE EARNINGS PER COMMON SHARE        $ 31.51        $ 37.47        $ 19.94
                                                         =======        =======        =======

     WEIGHTED AVERAGE COMMON SHARES
         OUTSTANDING                                      31,781         31,781         31,781
                                                         =======        =======        =======


*The 1997 period is from inception, (March 18, 1997), through December 31, 1997.


See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                        Year Ended       Year Ended
                                                       December 31,     December 31,
                                                          1999             1998             1997*
                                                       -------------------------------------------
                                                                  (Dollars In Thousands)
PREFERRED STOCK:
Balance at beginning of period                          $ 30,250         $ 30,250         $     --
Issuance of preferred stock                                   --               --           30,250
                                                        --------         --------         --------
Balance at end of period                                  30,250           30,250           30,250
                                                        --------         --------         --------

COMMON STOCK:
Balance at beginning of period                             9,534            9,534               --
Issuance of common stock                                      --               --            9,534
                                                        --------         --------         --------
Balance at end of period                                   9,534            9,534            9,534
                                                        --------         --------         --------

ADDITIONAL PAID IN CAPITAL:
Balance at beginning of period                            20,716           20,716               --
Issuance of common stock                                      --               --           22,247
      Less: preferred stock offering costs                    --               --            1,531
                                                        --------         --------         --------
Balance at end of period                                  20,716           20,716           20,716
                                                        --------         --------         --------

RETAINED EARNINGS:
Balance of beginning of period                                75               34               --
Net income                                                 3,724            3,914            1,852

Preferred stock dividends ($2.25 per share in
      1999 and 1998 and $1.01 per share in 1997)          (2,723)          (2,723)          (1,218)

Common stock dividends ($29.26, $36.19 and
      $18.88 per share in 1999, 1998 and
      1997, respectively)                                   (930)          (1,150)            (600)
                                                        --------         --------         --------

Balance at end of period                                     146               75               34
                                                        --------         --------         --------

TOTAL STOCKHOLDERS' EQUITY                              $ 60,646         $ 60,575         $ 60,534
                                                        ========         ========         ========


*The 1997 period is from inception, (March 18, 1997), through December 31, 1997.


See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS


                                                         Year Ended       Year Ended
                                                        December 31,     December 31,
                                                           1999             1998            1997*
                                                        ------------------------------------------
                                                                   (Dollars In Thousands)
OPERATING ACTIVITIES:

Net income                                              $  3,724         $  3,914         $  1,852
Adjustments to reconcile net income to
     net cash provided by operating activities:
       Net change in:
           Accrued interest receivable                         4               --             (358)
           Due to or from Parent                            (128)            (223)             202
           Other assets                                       --               (5)              --
           Accounts payable                                  (11)              61                9
                                                        --------         --------         --------
Net cash provided by operating activities                  3,589            3,747            1,705
                                                        --------         --------         --------

INVESTING ACTIVITIES:

Purchase of mortgage loans                               (20,818)         (30,098)         (67,218)
Principal payments received                               20,882           30,224            6,833
                                                        --------         --------         --------
Net cash provided/(used) by investing activities              64              126          (60,385)
                                                        --------         --------         --------

FINANCING ACTIVITIES:

Proceeds from common stock issued                             --               --           31,781
Proceeds from preferred stock issued                          --               --           30,250
Origination and underwriting costs                            --               --           (1,531)
Preferred stock dividends paid                            (2,723)          (2,723)          (1,218)
Common stock dividends paid                                 (930)          (1,150)            (600)
                                                        --------         --------         --------
Net cash (used)/provided by financing activities          (3,653)          (3,873)          58,682
                                                        --------         --------         --------

NET INCREASE IN CASH                                          --               --                2

CASH AT BEGINNING OF YEAR                                      2                2               --
                                                        --------         --------         --------
CASH AT END OF YEAR                                     $      2         $      2         $      2
                                                        ========         ========         ========


*The 1997 period is from inception, (March 18, 1997), through December 31, 1997.


See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company is a wholly-owned subsidiary of D&N Bank ("D&N"), a state chartered savings bank, which itself became wholly owned by Republic Bancorp Inc., a Michigan bank holding company, on May 17, 1999.

         On July 17, 1997, the Company offered to the public and sold 1,210,000 shares of the Company's 9.00% noncumulative preferred stock, Series A, $25 par value, totaling $30,250,000 ("preferred stock"), and sold to D&N, 31,781 shares of the Company's common stock, $300 par value ($1,000 cost) per share, net of offering costs, totaling $30,250,000 ("common stock"). All shares of common stock are held by D&N Bank. The Company's preferred stock is traded on on The Nasdaq Stock Market(R) under the symbol "DNFCP".

         The Company used the net proceeds raised from the initial public offering of the preferred stock and the sale of the common stock to purchase from D&N the Company's initial $60,524,000 portfolio of residential and commercial mortgage loans ("mortgage loans") at their estimated fair values.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Mortgage Loans: Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

         Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At December 31, 1999 and 1998, there was no allowance for losses on loans.

         Due from Parent: Accounts Receivable from parent represents principal and interest payments due the Company from D&N Bank, partially offset by prior amounts due D&N Bank by the Company.

         Offering Costs: Costs incurred in connection with the raising of capital through the sale of preferred stock were charged against stockholders' equity upon the issuance of common stock to D&N Bank.

NOTES TO FINANCIAL STATEMENTS

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

         Dividends:

         Preferred Stock: Dividends on preferred stock are noncumulative from issuance (July 17, 1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

         Common Stock: D&N Bank, as sole common shareholder, is entitled to receive dividends when, as and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

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

         The following represents the mortgage loan portfolio:

                                                       December 31,         December 31,
                                                           1999                 1998
                                                       ------------         ------------
                                                               (In thousands)
           Residential mortgage loans                  $     52,133         $     52,858
           Commercial mortgage loans                          8,062                7,401
                                                       ------------         ------------
                             Total                     $     60,195         $     60,259
                                                       ============         ============


         Each of the mortgage loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

         For both years ended December 31, 1999 and 1998, the Company paid dividends on preferred stock of $2,722,500 and dividends on common stock of $930,000 and $1,150,000 respectively.

         For the period from inception (March 18, 1997) through December 31, 1997, the Company paid dividends on preferred stock of $1,217,563 and dividends on common stock of $600,000.

NOTE 5 - RELATED PARTY TRANSACTION

         The Company has entered into an Advisory Agreement (the "Advisory Agreement") with D&N Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees totaled $125,000 for the each of years ended December 31, 1999 and 1998, and $57,000 for the period from inception (March 18, 1997) through December 31, 1997.

         The Company also entered into two servicing agreements with D&N Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, D&N performs the servicing of the mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans. The servicing fees of $225,000, $217,000 and $94,000 for 1999, 1998 and 1997,
respectively, are netted out of loan interest income, prior to remittance by the Bank to the Company.

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

NOTES TO FINANCIAL STATEMENTS

         Certain financial instruments and all nonfinancial instruments are excluded from the scope of SFAS 107. Accordingly, the fair value disclosures required by SFAS 107 may provide only a partial estimate of the fair value of the Company. Fair values among REIT's are not comparable due to the wide-range of limited valuation techniques and numerous estimates which must be made. This lack of an objective valuation standard, introduces a great degree of subjectivity to these derived or estimated fair values. Therefore, readers are cautioned against using this information for purposes of evaluating the financial condition of the Company compared with other REIT's.

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

         The book value and fair value of mortgage loans at December 31, 1999 and 1998 are as follows (in thousands):

                                           1999                          1998
                                 ------------------------------------------------------
                                 Book Value     Fair Value     Book Value    Fair Value
                                 ------------------------------------------------------
Residential Mortgage Loans        $52,133        $52,096        $52,858        $52,821
Commercial Mortgage Loans           8,062          8,088          7,401          7,416
                                 ------------------------------------------------------
         Total Portfolio          $60,195        $60,184        $60,259        $60,237
                                 ======================================================


         The carrying values of certain financial assets and liabilities, including cash, accrued interest receivable, due-to-parent and other liabilities, are considered to approximate their respective fair value due to their short-term nature and negligible exposure to credit losses.

QUARTERLY DATA (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for the years ended 1999 and 1998.

--------------------------------------------------------------------------------------------------------
                                                                                                     FULL
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)         1Q           2Q          3Q          4Q        YEAR
----------------------------------------------------------------------------------------------------------
1999

Earnings Summary
     Interest income                              $  968       $  990      $  995     $ 1,009      $ 3,962
     Non-interest expense                             64           58          60          56          238
     Net income                                      904          932         935         953        3,724
     Net income applicable to common shares          223          251         254         273        1,001

     Earnings per common share                    $ 7.01       $ 7.90      $ 8.00     $  8.60      $ 31.51

----------------------------------------------------------------------------------------------------------
1998

Earnings Summary
     Interest income                              $1,042       $1,071      $1,038     $ 1,013      $ 4,164
     Non-interest expense                             39           48          45         118          250
     Net income                                    1,003        1,023         993         895        3,914
     Net income applicable to common shares          322          342         312         215        1,191

     Earnings per common share                    $10.14       $10.77      $ 9.81     $  6.75      $ 37.47

----------------------------------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         The information required by this Item relating to a change in accountans was previously reported in the Company's Form 8-K dated March 10, 2000 filed with the Securities and Exchange Commission.

                                   PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

         The persons who are directors and executive officers of the Company are as follows:

      Name                                       Position and Office Held
------------------                             -----------------------------------------------
George J. Butvilas                             Director and Chairman
Richard E. West                                Director, President and Chief Executive Officer
James Bogan                                    Director
Kenneth R. Janson                              Director
William J. McGarry                             Director
Gail A. Mroz                                   Director
Peter L. Lemmer                                Secretary
Thomas F. Menacher                             Principal Accounting Officer

         The following is a summary of the experience of the executive officers and directors of the Company:

         George J. Butvilas, age 54, Director and Chairman; joined D&N Bank as President in May 1990. He served as President and Chief Executive Officer of D&N Bank from May 1991 to February 2000. In February 2000, he was appointed Vice Chairman of D&N Bank. Prior to joining D&N, he served most recently as Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois. A graduate of the U.S. Naval Academy, he has an M.B.A. degree from the Illinois Institute of Technology and graduated from the Advanced Management Program of the Harvard University Graduate School of Business.

         Richard E. West, age 53, Director, President and Chief Executive Officer; is also Executive Vice President, Wholesale Banking of D&N Bank. Prior to joining D&N Bank in January 1990, he was Servicing Manager for 20 years with Rothchild Financial Corporation and Valley National Bank of Arizona. Mr. West is responsible for directing the loan servicing, indirect lending, consumer lending, bank operations, loss prevention and information systems functions of D&N Bank.

         Kenneth R. Janson, age 48, Director; was Executive Vice President, Chief Financial Officer and Treasurer of D&N Bank until June 1999. Prior to joining D&N Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University.

         James Bogan, age 48, Director; is Chief Executive Officer of Portage Health System, Hancock, Michigan. Prior to joining the Health System in June 1989, he held various positions involving health care management, the last three years as Chief Operating Officer of Trinity Medical Center, Minot, North Dakota. Mr. Bogan is responsible for directing the affairs of Portage Health System, which include a 30 bed acute care unit, a 30 bed nursing home unit, a medical group including 22 physicians, a home health agency, and two retail pharmacies.

         William J. McGarry, age 56, Director; is Treasurer and Vice President of Finance & Administration of Michigan Technological University located in Houghton, Michigan. He was named to his current position at the University in December 1992, after serving two years as a senior associate with Coopers & Lybrand in Boston. Prior to his term with Coopers & Lybrand, Mr. McGarry served as principal consultant with Information Associates of Rochester, New York and was vice president in charge of the large financial services management consulting and systems integration practice of SEI Corporation of Cambridge, Massachusetts. He has also served as Senior Director of Finance and Administration at Rensselaer Polytechnic Institute and as Director of Administrative Systems at Lehigh University.

         Gail A. Mroz, age 47, Director; is Director of Finance and Operations of the Michigan Tech Fund in Houghton, Michigan. Previous to this, Ms. Mroz was Finance Director and Controller of Copper Country Mental Health, and has also been an instructor for the School of Business and Economics at Michigan Technological University, both of which are in Houghton, Michigan.

         Peter L. Lemmer, age 42, Secretary; is Senior Vice President, General Counsel of D&N Bank and on January 1, 2000 became General Counsel for Republic Bank. Prior to joining D&N Bank in October 1990, he held various positions involving legal services, including positions as Senior Vice President, Compliance and Vice President, Associate General Counsel,Compliance Officer with Cal America Savings, later known as Columbus Saving, and American Federal Bank, respectively. Mr. Lemmer is responsible for legal and regulatory functions of D&N Bank and Republic Bank.

         Thomas F. Menacher, age 43, Principal Accounting Officer; is Executive Vice President, Chief Financial Officer and Treasurer of Republic Bancorp Inc. since April 1999, prior to that he was Senior Vice President, Treasurer and Chief Financial Officer since December 1995, and Chief Financial Officer of Republic Bancorp Inc. since 1992.

INDEPENDENT DIRECTORS

         The Company's Certificate of Designation establishing the Series A Preferred Shares requires that, so long as any Series A Preferred Shares are outstanding, certain actions by the Company be approved by a majority of the Independent Directors of the Company. Messrs. Bogan, Janson, McGarry and Ms. Mroz are the Company's Independent Directors. When there are only two Independent Directors, any action that requires the approval of a majority of Independent Directors must be approved by both Independent Directors.

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


ITEM 11: EXECUTIVE COMPENSATION

         The Company does not pay any compensation to its officers or to employees of the Bank, or to directors who are not Independent Directors. The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $250 for attendance (in person or by telephone) at each meeting of the Board of Directors and $100 for each meeting of a Committee of the Board. However, multiple fees are not paid for two or more meetings attended on the same day.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

       D&N Bank owns 100% of the common stock of the Company.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

         D&N Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to D&N Bank for the period ended December 31, 1999 totaled $125,000.

         D&N Bank services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

         The Company had cash balances of approximately $2,000 as of December 31, 1999 and 1998, held in a demand deposit account with the Bank.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
         ON FORM 8-K

         (a)(1) The following financial statements of the Company are included in Item 8 of this report:

                      Reports of Independent Auditors

                      Statements of Condition at December 31, 1999 and 1998

                      Statements of Income for the years ended December 31, 1999, 1998 and 1997

                      Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998 and 1997

                      Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

                      Notes to Financial Statements

         (a)(2) All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instruction or are inapplicable and therefore have been omitted.

         (a)(3)       Exhibits:

                      *12(a)    Computation of Ratio of Earnings to Fixed
                                  charges

                      *12(b)    Computation of Ratio of Earnings to fixed
                                  charges and Preferred Stock dividend
                                  requirements

                      *27       Financial Data Schedule

         (b) No reports on Form 8-K were issued during the fourth quarter of 1999.

----------------
* Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           D&N CAPITAL CORPORATION
                                           (Registrant)

 Date:  March 10, 2000                     By: /s/ THOMAS F. MENACHER
       ---------------                         --------------------------------
                                               THOMAS F. MENACHER
                                               Principal Accounting Offier
                                               (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ GEORGE J. BUTVILAS                          By: /s/ RICHARD E. WEST
    ---------------------------------                   ------------------------
    GEORGE J. BUTVILAS                                  RICHARD E. WEST
      Director, Chairman of the Board                   Director and President

Date March 10, 2000                                 Date March 10, 2000
     --------------------------------                    -----------------------


By: /s/ KENNETH R. JANSON                           By: /s/ JAMES BOGAN
    ---------------------------------                   ------------------------
    KENNETH R. JANSON                                   JAMES BOGAN
    Director                                            Director

Date March 10, 2000                                 Date March 10, 2000
     --------------------------------                    -----------------------


By: /s/ WILLIAM J. MCGARRY                          By: /s/ GAIL A. MROZ
    ---------------------------------                   ------------------------
    WILLIAM J. MCGARRY                                  GAIL A. MROZ
    Director                                            Director

Date March 10, 2000                                 Date March 10, 2000
     --------------------------------                    -----------------------