Form 10-Q
period 2000-03-31
D&N CAPITAL CORP
filed 2000-05-15
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
[Mark One]
   [X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2000
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                            -------------  ---------------------
                  Commission file number       0-22767
                                            -------------

                             D&N Capital Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    31-1517665
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification  Number)

                   400 Quincy Street, Hancock, Michigan 49930
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (906) 482-2700
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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
  YES [ X ]   No [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock, $300 par value                          31,781
----------------------------------------------         -------------------------
Series A Preferred Shares, $25 par value                      1,210,000
----------------------------------------------         -------------------------
               (Class)                                 (Shares Outstanding as of
                                                            April 30, 2000)

                             D&N CAPITAL CORPORATION


                                      INDEX

                                                                       Page No.
                                                                       --------
       PART I FINANCIAL INFORMATION

       Item 1.  Financial Statements (Unaudited)

                Statements of Condition - As of
                  March 31, 2000 and December 31, 1999                     2

                Statements of Income - For the three months
                  ended March 31, 2000 and 1999                            3

                Statements of Cash Flows - For the three months
                  ended March 31, 2000 and 1999                            4

                Notes to Financial Statements                            5 - 6

       Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    7 - 9

       PART II  OTHER INFORMATION                                         10

       Signatures                                                         11

       Exhibits                                                         12 - 15

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                                           March 31,      December 31,
                                                             2000            1999
                                                         -----------      ------------
                                                         (Unaudited)
ASSETS:
Loans receivable:
    Residential mortgage loans                            $ 53,520        $ 52,133
    Commercial mortgage loans                                6,098           8,062
                                                          --------        --------
             Net loans receivable                           59,618          60,195
Cash                                                            12              12
Due from Parent                                                989             150
Other assets                                                     -               5
Accrued interest receivable                                    356             354
                                                          --------        --------
                  TOTAL ASSETS                            $ 60,975        $ 60,716
                                                          ========        ========

LIABILITIES:
Other liabilities                                         $     62        $     70
                                                          --------        --------

                  TOTAL LIABILITIES                             62              70
STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 2,500,000
    shares authorized, 1,210,000 shares
    issued and outstanding                                  30,250          30,250

Common stock, $300 par value; 250,000
    shares authorized, 31,781 shares
    issued and outstanding                                   9,534           9,534

Additional paid-in capital                                  20,716          20,716

Retained earnings                                              413             146
                                                          --------        --------
                  TOTAL STOCKHOLDERS' EQUITY                60,913          60,646
                                                          --------        --------


        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 60,975        $ 60,716
                                                          ========        ========



See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                     Three Months Ended
                                                          March 31,
                                                     2000          1999
                                                   ----------------------
INTEREST INCOME:
  Loans:
       Residential mortgage loans                  $   871        $   821
       Commercial mortgage loans                       137            140
                                                   -------        -------
              Total loan interest income             1,008            961

  Intercompany interest                                 11              7
                                                   -------        -------
       TOTAL INTEREST INCOME                         1,019            968

NONINTEREST EXPENSE:
       Advisory fees                                    31             31
       Other expenses                                   40             33
                                                   -------        -------
     TOTAL NONINTEREST EXPENSE                          71             64

     NET INCOME                                        948            904

     PREFERRED STOCK DIVIDEND REQUIREMENTS             681            681
                                                   -------        -------

     NET INCOME APPLICABLE TO COMMON SHARES        $   267        $   223
                                                   =======        =======

     NET INCOME PER COMMON SHARE                   $  8.40        $  7.01
                                                   =======        =======

     WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING                    31,781         31,781
                                                   =======        =======



See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                               Three Months Ended
                                                                                     March 31,
                                                                                2000          1999
                                                                             -----------------------
OPERATING ACTIVITS
Net Income                                                                   $   948         $   904

Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in:
       Accrued interest receivable                                                (2)             15
       Due from Parent                                                          (839)           (500)
       Other assets                                                                5             (15)
       Accounts payable                                                           (8)            (48)
                                                                             -------         -------
Net cash provided by operating activities                                        104             356
                                                                             -------         -------


INVESTING ACTIVITIES:
Purchase of loans                                                             (3,311)         (8,279)
Principal payments received                                                    3,890           8,604
                                                                             -------         -------
Net cash used by investing activities                                            577             325
                                                                             -------         -------

FINANCING ACTIVITIES:
Preferred stock dividends paid                                                  (681)           (681)
Common stock dividends paid                                                       --              --
                                                                             -------         -------
Net cash used by financing activities                                           (681)           (681)
                                                                             -------         -------


NET INCREASE IN CASH                                                              --              --

CASH AT BEGINNING OF PERIOD                                                       12              12
                                                                             -------         -------
CASH AT END OF PERIOD                                                        $    12         $    12
                                                                             =======         =======

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION

       D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and was created for the purpose of acquiring and holding real estate assets. The Company is a wholly-owned subsidiary of D&N Bank ("D&N"), a state chartered savings bank, which itself became a wholly-owned subsidiary of Republic Bancorp Inc., a Michigan bank holding company, on May 17, 1999.

       All shares of common stock are held by D&N Bank. The Series A Preferred Shares are traded on The Nasdaq Stock Market under the symbol "DNFCP".

       The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 1999.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MORTGAGE LOANS:

       Mortgage loans consist of residential and commercial mortgage loans and are carried at the principal amount outstanding, plus premium or discount, upon purchase from D&N Bank. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

ALLOWANCE FOR LOAN LOSSES:

       The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At March 31, 2000 and December 31, 1999, there were no allowances for loan losses.

DIVIDENDS:

       Preferred Stock. Dividends on the Series A Preferred Shares are noncumulative from issuance (July 17, 1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

       Common Stock. D&N Bank, as sole common shareholder, is entitled to receive dividends when, and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

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


NOTE 3:  DIVIDENDS

       For each of the three month periods ended March 31, 2000 and 1999, the Company paid dividends on Series A Preferred Shares in the amount of $680,625.

                             D&N CAPITAL CORPORATION

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The principal business of the Company is to acquire and hold residential and commercial mortgage loans ("mortgage loans") that will generate net income for distribution to stockholders. The Company currently intends to continue to acquire all its mortgage loans from D&N Bank, consisting of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties.

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

RESULTS OF OPERATIONS

       The Company reported total interest income for the quarter ended March 31, 2000 of $1,008,000, compared to $961,000 for the first quarter of 1999. Interest income from residential and commercial mortgage loans was $871,000 and $137,000, respectively, for the first quarter of 2000, compared to $821,000 and $140,000, respectively for the first quarter of 1999. After a deduction of $31,000 in advisory fees and $40,000 in other administrative expenses, the Company reported net income of $267,000 for the quarter ended March 31, 2000, compared to $223,000 for the quarter ended March 31, 1999.

       For the three month periods ended March 31, 2000 and March 31, 1999, the Company reported net income per common share of $8.40 and $7.01, respectively.

       For both the quarters ended March 31, 2000 and 1999, the Company paid $680,625 in preferred stock dividends. Dividends on the common stock are paid to D&N Bank when, and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

       For the three month periods ended March 31, 2000 and March 31, 1999, the Company purchased replacement mortgage loans from D&N Bank of $3,311,000 and $8,279,000. In addition, the Company received $3,890,000 and $8,604,000, respectively, of principal payments on its portfolio for the three month periods ended March 31, 2000 and March 31, 1999.

INTEREST RATE RISK

       The Company's income consists primarily of interest payments on mortgage loans. Currently, the Company does not use any derivative products to manage interest rate risk. If there is a decline in interest rates (as measured by the indices upon which the interest rates of adjustable rate mortgages are based), then the Company will experience a decrease in income available to be distributed to its shareholders. There can be no assurance that an interest rate environment in which there is a significant decline in interest rates over an extended period of time would not adversely affect the Company's ability to pay dividends on the Series A Preferred Shares.

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

       Approximately 80% of the Company's total mortgage loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

       The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature, or prepay, and to pay dividends on the Series A Preferred Shares. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from the repayment of principal balances by individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

OTHER MATTERS

       As of March 31, 2000, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and
(b) that 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

       The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2000 annual distribution and administrative requirements.

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

       ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                (a) The following exhibits is included herein:

                       12(a)  Computation of Ratio of Earnings to Fixed Charges

                       12(b) Computation of Ratio of Earnings to Fixed Charges and Preferred Stock Dividend Requirements

                       (27)   Financial Data Schedule

                (b) Reports to Form 8-K:

                       The Company filed a report on Form 8-K dated March 10,
                    2000 reporting a change in certifying accountants.

                                   SIGNATURES




              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             D&N CAPITAL CORPORATION
                                             -------------------------------
                                             (Registrant)



Date:  May 15, 2000                          /s/  Richard E. West
      --------------                         -------------------------------
                                             Richard E. West, President and
                                             Chief Executive Officer

                                             /s/  Thomas F. Menacher
                                             -------------------------------
                                             Thomas F. Menacher,
                                             Principal Accounting Officer

                                INDEX TO EXHIBITS




       Exhibit No.  Exhibits
       -----------  --------

       12(a)        Computation of ratio of earnings to fixed charges

       12(b) Computation of ratio of earnings to fixed charges and preferred stock dividend requirements

       27           Financial data schedule