Form 10-Q
period 2000-06-30
D&N CAPITAL CORP
filed 2000-08-14
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JUNE 30, 2000        COMMISSION FILE NUMBER 0-22767



                             D&N CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                 31-1517665
  (State or other jurisdiction of              (I.R.S. Employer
  incorporation or organization)             Identification  Number)



                   400 QUINCY STREET, HANCOCK, MICHIGAN 49930
                    (Address of principal executive offices)


                                 (906) 482-2700
                         (Registrant's telephone number)



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


COMMON STOCK OUTSTANDING AS OF JULY 31, 2000:

    Common Stock, $300 par value......     31,781 shares

                             D&N CAPITAL CORPORATION


                                      INDEX

                                                                       Page No.
                                                                       --------

  PART I FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)

               Statements of Condition as of June 30, 2000
                  and December 31, 1999                                   2

               Statements of Income for the three and six
                  months ended June 30, 2000 and 1999                     3

               Statements of Cash Flows for the six months
                 ended June 30, 2000 and 1999                             4

               Notes to Financial Statements                            5 - 6

  Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations          7 - 10

  PART II      OTHER INFORMATION                                         10


  SIGNATURES                                                             11


  EXHIBITS                                                             12 - 15

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                                   June 30,   December 31,
                                                    2000          1999
                                                 ----------    ----------
                                                 (Unaudited)
ASSETS:
Loans receivable:
    Residential mortgage loans                     $54,060       $52,133
    Commercial mortgage loans                        5,982         8,062
                                                   -------       -------
Net loans receivable                                60,042        60,195
Cash                                                    10            12
Due from Parent                                        801           150
Other assets                                            17             5
Accrued interest receivable                            360           354
                                                   -------       -------

       TOTAL ASSETS                                $61,230       $60,716
                                                   =======       =======

LIABILITIES:
Other liabilities                                  $    38       $    70
                                                   -------       -------
       TOTAL LIABILITIES                                38            70
STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 2,500,000
    shares authorized, 1,210,000 shares
    issued and outstanding                          30,250        30,250

Common stock, $300 par value;  250,000
    shares authorized, 31,781 shares
    issued and outstanding                           9,534         9,534

Additional paid-in capital                          20,716        20,716

Retained earnings                                      692           146
                                                   -------       -------
       TOTAL STOCKHOLDERS' EQUITY                   61,192        60,646
                                                   -------       -------

       TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                        $61,230       $60,716
                                                   =======       =======



See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)




                                             Three Months Ended     Six Months Ended
                                                   June 30,             June 30,
                                                2000      1999     2000       1999
                                            --------------------  ------------------
INTEREST INCOME:
  Loans:
       Residential mortgage loans             $   890   $   828   $ 1,761   $  1,64
         Commercial mortgage loans                112       142       249       282
                                              -------   -------   -------   -------
              Total loan interest income        1,002       970     2,010     1,931

  Intercompany interest                            17        20        28        27
                                              -------   -------   -------   -------
       TOTAL INTEREST INCOME                    1,019       990     2,038     1,958

NONINTEREST EXPENSE:
       Advisory fees                               32        32        63        63
       Other expenses                              28        26        68        59
                                              -------   -------   -------   -------
     TOTAL NONINTEREST EXPENSE                     60        58       131       122

     NET INCOME                                   959       932     1,907     1,836

     PREFERRED STOCK DIVIDEND REQUIREMENTS        680       681     1,361     1,362
                                              -------   -------   -------   -------

     NET INCOME APPLICABLE TO COMMON SHARES   $   279   $   251   $   546   $   474
                                              =======   =======   =======   =======

     NET INCOME PER COMMON SHARE              $  8.78   $  7.90   $ 17.18   $ 14.91
                                              =======   =======   =======   =======

     WEIGHTED AVERAGE COMMON
              SHARES OUTSTANDING               31,781    31,781    31,781    31,781
                                              =======   =======   =======   =======
















See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                              Six Months Ended
                                                  June 30,
                                               2000        1999
                                             -------------------
OPERATING ACTIVITIES
Net Income                                  $  1,907    $  1,836

Adjustments to reconcile net income
to net cash provided by operating
activities:

    Net change in:
       Accrued interest receivable                (6)          2
       Amortization of premiums                  133         221
       Due from Parent                          (651)     (1,760)
       Other assets                              (12)        (10)
       Accounts payable                          (32)        (46)
                                            --------    --------
Net cash provided by operating activities      1,339         243
                                            --------    --------

INVESTING ACTIVITIES:
Purchase of loans                             (6,579)    (12,164)
Principal payments received                    6,599      13,283
                                            --------    --------
Net cash used by investing activities             20       1,119
                                            --------    --------

FINANCING ACTIVITIES:
Preferred stock dividends paid                (1,361)     (1,362)
Common stock dividends paid                     --          --
                                            --------    --------
Net cash used by financing activities         (1,361)     (1,362)
                                            --------    --------


NET DECREASE IN CASH                              (2)       --

CASH AT BEGINNING OF PERIOD                       12           2
                                            --------    --------
CASH AT END OF PERIOD                       $     10    $      2
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

ALLOWANCE FOR LOAN LOSSES:
       The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At June 30, 2000 and December 31, 1999, there were no allowances for loan losses.

DIVIDENDS:

       Preferred Stock. Dividends on the Series A Preferred Shares are noncumulative from issuance (July 17, 1997) and are payable quarterly on the last day of March, June, September and December at a rate of 9.00% per annum of the liquidation preference ($25.00 per share).

       Common Stock. D&N Bank, as sole common shareholder, is entitled to receive dividends when and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

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


NOTE 3:  DIVIDENDS

       For each of the three and six month periods ended June 30, 2000 and 1999, the Company paid dividends on Series A Preferred Shares in the amount of $680,625 and $1,361,250, respectively.

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

RESULTS OF OPERATIONS

       The Company reported total interest income for the quarter ended June 30, 2000 of $1,002,000, compared to $970,000 for the second quarter of 1999. Interest income from residential and commercial mortgage loans was $890,000 and $112,000, respectively, for the second quarter of 2000, compared to $828,000 and $142,000, respectively for the second quarter of 1999. After a deduction of $32,000 in advisory fees and $28,000 in other administrative expenses, the Company reported net income of $279,000 for the quarter ended June 30, 2000, compared to $251,000 for the quarter ended June 30, 1999.

       The Company reported total interest income for the six months ended June 30, 2000 of $2,010,000, compared to $1,931,000 for the same period of 1999.
Interest income from residential and commercial mortgage loans was $1,761,000 and $249,000, respectively, for the six months ended June 30, 2000, compared to $1,649,000 and $282,000, respectively for the six months ended June 30, 1999. After a deduction of $63,000 in advisory fees and $68,000 in other administrative expenses, the Company reported net income of $546,000 for the first half of 2000, compared to $474,000 for 1999.

       For the three month periods ended June 30, 2000 and June 30, 1999, the Company reported net income per common share of $8.78 and $7.90, respectively. For the six month periods ended June 30, 2000 and June 30, 1999, the Company reported net income per common share of $17.18 and $14.91, respectively.

       For the three and six month periods ended June 30, the Company paid $680,625 and $1,361,250, respectively, for both 2000 and 1999. Dividends on the common stock are paid to D&N Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

       For the six month periods ended June 30, 2000 and June 30, 1999, the Company purchased replacement mortgage loans from D&N Bank of $6,579,000 and $12,164,000. In addition, the Company received $6,599,000 and $13,283,000, respectively, of principal payments on its portfolio for the six month periods ended June 30, 2000 and June 30, 1999.

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

LIQUIDITY RISK MANAGEMENT

       The objective of liquidity management is to ensure the availability of sufficient cash flows to meet all of the Company's financial commitments and to capitalize on opportunities for the Company's business expansion. In managing liquidity, the Company takes into account various legal limitations placed on a REIT as discussed on the following page in Other Matters.

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

OTHER MATTERS

       As of June 30, 2000, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and
(b) that 99% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

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

             (b) Reports to Form 8-K:

                 There were no reports filed on Form 8-K during the second quarter of 2000.

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



                                            D&N CAPITAL CORPORATION
                                            -----------------------
                                            (Registrant)



Date: August 14, 2000                       /s/ Richard E. West
                                            ---------------------------------
                                            Richard E. West, President and
                                            Chief Executive Officer

                                            /s/ Thomas F. Menacher
                                            ---------------------------------
                                            Thomas F. Menacher,
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