Form 10-Q
period 2000-09-30
D&N CAPITAL CORP
filed 2000-11-13
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2000         Commission file number 0-22767



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

                               YES [X]     No [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock Outstanding as of October 31, 2000:

       Common Stock, $300 par value......................     31,781 shares

                             D&N CAPITAL CORPORATION


                                      INDEX

                                                                        Page No.
                                                                        --------

PART I   Financial Information

Item 1.  Financial Statements (Unaudited)

         Statements of Condition as of September 30, 2000
            and December 31, 1999                                            2

         Statements of Income for the three and nine
            months ended September 30, 2000 and 1999                         3

         Statements of Cash Flows for the nine months
            ended September 30, 2000 and 1999                                4
         Notes to Financial Statements                                   5 - 6
Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations               7 - 10

PART II  Other Information                                                  10

Signatures                                                                  11

Exhibits                                                               12 - 15

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                        (In thousands, except share data)


                                              September 30,     December 31,
                                                  2000              1999
                                              -------------     ------------
                                              (Unaudited)
Assets:
Loans receivable:
    Residential mortgage loans                  $ 52,467          $ 52,133
    Commercial mortgage loans                      5,865             8,062
                                                --------          --------
        Net loans receivable                      58,332            60,195
Cash                                                  10                12
Due from Parent                                    2,830               150
Other assets                                          12                 5
Accrued interest receivable                          347               354
                                                --------          --------

        Total assets                            $ 61,531          $ 60,716
                                                ========          ========

Liabilities:
Other liabilities                               $     54          $     70
                                                --------          --------
       Total liabilities                              54                70

Stockholders' Equity:
Preferred stock, $25 par value; 2,500,000
  shares authorized, 1,210,000 shares
  issued and outstanding                          30,250            30,250

Common stock, $300 par value;  250,000
  shares authorized, 31,781 shares
  issued and outstanding                           9,534             9,534

Additional paid-in capital                        20,716            20,716

Retained earnings                                    977               146
                                                --------          --------
       Total stockholders' equity                 61,477            60,646
                                                --------          --------

       Total liabilities and
       stockholders' equity                     $ 61,531          $ 60,716
                                                ========          ========

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                 Three Months Ended       Nine Months Ended
                                                    September 30,            September 30,
                                                   2000      1999          2000        1999
                                                  ------    ------        ------      ------
Interest income:
  Loans:
       Residential mortgage loans                 $  873    $  860        $2,634      $2,509
       Commercial mortgage loans                     110       123           359         405
                                                  ------    ------        ------      ------
              Total loan interest income             983       983         2,993       2,914

  Intercompany interest                               43        12            71          39
                                                  ------    ------        ------      ------
Total interest income                              1,026       995         3,064       2,953

Noninterest expense:
       Advisory fees                                  32        32            94          94
       Other expenses                                 28        28            97          88
                                                  ------    ------        ------      ------
     Total noninterest expense                        60        60           191         182

     Net income                                      966       935         2,873       2,771

     Preferred stock dividend requirements           681       681         2,042       2,042
                                                  ------    ------        ------      ------

     Net income applicable to common shares       $  285    $  254        $  831      $  729
                                                  ======    ======        ======      ======

     Net income per common share                  $ 8.97    $ 8.00        $26.15      $22.94
                                                  ======    ======        ======      ======

     Weighted average common
       shares outstanding                         31,781    31,781        31,781      31,781
                                                  ======    ======        ======      ======

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                          Nine Months Ended
                                                             September 30,
                                                         2000           1999
                                                       --------       --------
Operating activities
Net Income                                             $  2,873       $  2,771

Adjustments to reconcile net income
 to net cash provided by operating activities:

    Net change in:
       Accrued interest receivable                            7             12
       Amortization of premiums                             231            290
       Due from Parent                                   (2,680)          (621)
       Other assets                                          (7)            (5)
       Accounts payable                                     (16)           (24)
                                                       --------       --------
Net cash provided by operating activities                   408          2,423
                                                       --------       --------

Investing activities:
Purchase of loans                                        (8,046)       (18,700)
Principal payments received                               9,678         18,319
                                                       --------       --------
Net cash used by investing activities                     1,632           (381)
                                                       --------       --------

Financing activities:
Preferred stock dividends paid                           (2,042)        (2,042)
Common stock dividends paid                                  --             --
                                                       --------       --------
Net cash used by financing activities                    (2,042)        (2,042)
                                                       --------       --------


Net decrease in cash                                         (2)            --

Cash at beginning of period                                  12              2
                                                       --------       --------
Cash at end of period                                  $     10       $      2
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

Allowance for Loan Losses:

         The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At September 30, 2000 and December 31, 1999, there were no allowances for loan losses.

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


NOTE 3:  DIVIDENDS

         For each of the three and nine month periods ended September 30, 2000 and 1999, the Company paid dividends on Series A Preferred Shares in the amount of $680,625 and $2,041,875, respectively.

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

RESULTS OF OPERATIONS

         The Company reported total interest income for the quarter ended September 30, 2000 of $1,026,000, compared to $995,000 for the third quarter of 1999. Interest income from residential and commercial mortgage loans was $873,000 and $110,000, respectively, for the third quarter of 2000, compared to $860,000 and $123,000, respectively for the third quarter of 1999. After a deduction of $32,000 in advisory fees and $28,000 in other administrative expenses, the Company reported net income of $966,000 for the quarter ended September 30, 2000, compared to $935,000 for the quarter ended September 30, 1999.

         The Company reported total interest income for the nine months ended September 30, 2000 of $3,064,000, compared to $2,953,000 for the same period of 1999. Interest income from residential and commercial mortgage loans was $2,634,000 and $359,000, respectively, for the nine months ended September 30, 2000, compared to $2,509,000 and $405,000, respectively for the nine months ended September 30, 1999. After a deduction of $94,000 in advisory fees and $97,000 in other administrative expenses, the Company reported net income of $2,873,000 for the nine months ended September 30, 2000, compared to $2,771,000 for 1999.

         For the three month periods ended September 30, 2000 and 1999, the Company reported net income per common share of $8.97 and $8.00, respectively. For the nine month periods ended September 30, 2000 and 1999, the Company reported net income per common share of $26.15 and $22.94, respectively.

       For the three and nine month periods ended September 30, the Company paid $680,625 and $2,041,875, respectively, for both 2000 and 1999. Dividends on the common stock are paid to D&N Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

         For the nine month periods ended September 30, 2000 and 1999, the Company purchased replacement mortgage loans from D&N Bank of $8,046,000 and $18,700,000, respectively. In addition, the Company received $9,678,000 and $18,319,000, respectively, of principal payments on its portfolio for the nine month periods ended September 30, 2000 and 1999.

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

OTHER MATTERS

         As of September 30, 2000, the Company believed that it was in full compliance with the REIT tax rules and it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 98% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

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

                 (b) Reports to Form 8-K:

                     There were no reports filed on Form 8-K during the third quarter of 2000.

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



                                             D&N CAPITAL CORPORATION
                                             -----------------------
                                               (Registrant)



Date: November 13, 2000                      /s/ Leonard M. Bolduc
                                             ----------------------------------
                                             Leonard M. Bolduc, President and
                                             Chief Executive Officer

                                             /s/ Thomas F. Menacher
                                             -----------------------------------
                                             Thomas F. Menacher,
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