Form 10-K405
period 2000-12-31
D&N CAPITAL CORP
filed 2001-03-29
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2000

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

    Number of Shares of Common Stock outstanding on December 31, 2000: 31,781

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

    Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    All shares of Common Stock were held by Republic Bank at December 31, 2000; therefore, no Common Stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    FORM 10-K

                                                                                     Page No.
                                                                                     --------
PART I

      Item 1          Business                                                           2
      Item 2          Properties                                                         3
      Item 3          Legal Proceedings                                                  4
      Item 4          Submission of Matters to a Vote of Security Holders                4


PART II

      Item 5          Market for Registrant's Common Stock
                           and Related Stockholder Matters                               4
      Item 6          Selected Financial Data                                            6
      Item 7          Management's Discussion and Analysis of  Financial
                           Condition and Results of Operations                           7
      Item 7A         Quantitative and Qualitative Disclosures about Market Risk        12
      Item 8          Financial Statements and Supplementary Data                       13
      Item 9          Changes in and Disagreements with Accountants
                           on Accounting and Financial Disclosure                       24

PART III

      Item 10         Directors and Executive Officers of the Registrant                24
      Item 11         Executive Compensation                                            26
      Item 12         Security Ownership of Certain Beneficial Owners
                           and Management                                               26
      Item 13         Certain Relationships and Related Transactions                    26


PART IV

      Item 14         Exhibits, Financial Statement Schedules and Reports
                           on Form 8-K                                                  27
      Signatures                                                                        28

                                     PART I

Item 1. Business

        D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company was a wholly-owned subsidiary of D&N Bank, a state chartered savings bank, which became wholly owned by Republic Bancorp Inc. on May 17, 1999 through the acquisition of D&N Financial Corporation.

        On December 1, 2000, the Company became a wholly-owned subsidiary of Republic Bank ("Republic"), a state chartered bank, which is wholly owned by Republic Bancorp Inc., when D&N Bank merged into Republic Bank.

        All shares of common stock are held by Republic Bank. The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP".

        The principal business of the Company is to acquire and hold residential and commercial mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its loans from Republic Bank. These loans consist of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties ("mortgage loans"). Residential mortgage loans consist of adjustable rate mortgages ("ARMs"), and fixed rate mortgages ("FRMs"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans are made to maintain a ratio of approximately 90% residential and 10% commercial mortgage loans in the portfolio. All mortgage loans are purchased from Republic Bank on a fair value basis.

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

        The Company does not anticipate that it will engage in the business of originating mortgage loans and does not expect to compete with mortgage conduit programs, investment banking firms, savings and loan associations, banks, thrift and loan associations, finance companies, mortgage bankers or insurance companies in acquiring its mortgage loans. As noted above, the Company anticipates that all mortgage loans purchased by it, in addition to those in the initial portfolio, and purchased to date, will be purchased from Republic Bank.

        The Company does not have any employees, since it has retained Republic Bank to perform certain functions pursuant to the Advisory Agreement described below. All of the officers of the Company are also officers or employees of Republic, their affiliates, or Republic Bancorp Inc.

        The Company has entered into an Advisory Agreement (the "Advisory Agreement") with Republic Bank (the "Advisor") requiring an annual payment of $125,000. Republic Bank provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on July 21, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement.

        The Company also entered into two servicing agreements with Republic for the servicing of the commercial and residential mortgage loans. Republic in its role as servicer under the terms of the servicing agreements is herein referred to as the "Servicer". Pursuant to each servicing agreement, Republic performs the servicing of the mortgage loans held by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans.

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

ITEM 3: LEGAL PROCEEDINGS

        The Company is not the subject of any material litigation. Neither the Company, Republic Bank, or any of its affiliates is currently involved in nor, to the Company's knowledge, currently threatened with any material litigation with respect to the mortgage loans included in the portfolio, which litigation would have a material adverse effect on the business or operations of the Company.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the fourth quarter of 2000.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company is authorized to issue up to 250,000 shares of common stock and 2,500,000 shares of preferred stock, $25 par value per share ("preferred stock"), of which 1,210,000 shares have been issued. Republic Bank owns 100% of the Company's 31,781 shares of common stock outstanding at December 31, 2000 and, accordingly, there is no trading market for the Company's common stock. In addition, Republic Bank intends that, as long as any preferred shares are outstanding, it will maintain ownership of the outstanding common stock of the Company. Subject to the rights, if any, of the holders of the preferred stock, all voting rights are vested in the common stock. The holders of common stock are entitled to one vote per share.

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

Restrictions on Ownership and Transfer:

        The Company's Certificate of Incorporation contains certain restrictions on the number of shares of common stock and preferred stock that individual stockholders may own. For the Company to qualify as a REIT for federal income tax purposes, no more than 50% in number or value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of a taxable year (other than the first year) or during a proportionate part of a shorter taxable year (the "Five or Fewer Test"). The capital stock of the Company must also be beneficially owned by

100 or more persons during at least 335 days of a taxable year or during a proportionate part of a shorter taxable year (the "One Hundred Person Test"). The ownership by Republic Bank of 100% of the shares of common stock of the REIT will not adversely affect the Company's REIT qualification because each stockholder of Republic Bancorp Inc. (the sole stockholder of Republic Bank) counts as a separate beneficial owner for purposes of the Five or Fewer Test and the capital stock of Republic Bancorp Inc. is widely held. Further, the Certificate of Incorporation of the Company contains restrictions on the acquisition of preferred stock intended to ensure compliance with the One Hundred Person Test. Such provisions include a restriction that if any transfer of shares of capital stock of the Company would cause the Company to be beneficially owned by fewer than 100 persons, such transfer shall be null and void and the intended transferee will acquire no rights to the stock.

COMMON STOCK

        There is no established public trading market in the Company's common stock. As of March 22, 2001, there were 31,781 issued and outstanding shares of Common Stock held by one stockholder, Republic Bank. The total common stock dividends paid by the Company were $1,110,000, $903,000, and $1,150,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

PREFERRED STOCK

        The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP". As of March 28, 2001, there were 1,210,000 issued and outstanding Series A preferred shares held by approximately 2,400 shareholders. The following table reflects the quarterly high and low sales prices and dividends paid for the preferred stock during 2000 and 1999.

                                     Price
                               ----------------                             Distribution
      Period                   High         Low       Distributions             Date
----------------               -----       -----      -------------      ------------------
2000
  Fourth quarter               25.00       23.88       $  680,625         December 29, 2000
  Third quarter                24.63       22.63          680,625        September 29, 2000
  Second quarter               24.00       22.13          680,625             June 30, 2000
  First quarter                23.75       22.13          680,625            March 31, 2000
                                                          -------

       Year                    26.00       22.75       $2,722,500
                                                        =========
1999
  Fourth quarter               25.00       22.75       $  680,625         December 31, 1999
  Third quarter                25.38       24.56          680,625        September 30, 1999
  Second quarter               25.63       24.94          680,625             June 30, 1999
  First quarter                26.00       25.13          680,625            March 31, 1999
                                                          -------

       Year                    26.00       22.75       $2,722,500
                                                        =========


        During 2000 and 1999, the Company declared and paid quarterly dividends of $0.5625 per preferred share.

ITEM 6: SELECTED FINANCIAL DATA

                                 FINANCIAL DATA

              For the Years Ended December 31, 2000, 1999 and 1998
                 (In thousands, except per share and yield data)

                                            2000          1999         1998
                                           ---------------------------------
INCOME STATEMENT:

Interest income                             $4,150      $ 3,962      $ 4,164

Net income                                   3,898        3,724        3,914

Net income applicable to common shares       1,175        1,001        1,191

Income per common share                      36.97        31.51        37.47


BALANCE SHEET:

Mortgage loans                             $58,749      $60,195      $60,259

Total assets                                60,752       60,706       60,645

Total stockholder's equity                  60,711       60,646       60,575


OTHER DATA:

Dividends paid on preferred shares         $ 2,723      $ 2,723      $ 2,723

Number of preferred shares outstanding       1,210        1,210        1,210

Number of common shares outstanding             32           32           32

Average yield on mortgage loans              7.39%        7.17%        7.32%

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company reported net interest income for the year ended December 31, 2000 of $4,150,000. Interest income from residential and commercial mortgage loans was $3,557,000 and $466,000, respectively. After a deduction of $125,000 in advisory fees and $127,000 in other administrative expenses, the Company reported net income of $3,898,000 for the year ended December 31, 2000.

         For the year ended December 31, 1999, the Company reported net interest income of $3,962,000. Interest income from residential and commercial mortgage loans was $3,344,000 and $568,000, respectively. After a deduction of $125,000 in advisory fees and $113,000 in other administrative expenses, the Company reported net income of $3,724,000 for the year ended December 31, 1999.

         For the year ended December 31, 1998, the Company reported net interest income of $4,164,000. Interest income from residential and commercial mortgage loans was $3,511,000 and $593,000, respectively. After deductions of $125,000 in advisory fees and $125,000 in other administrative expenses, the Company reported net income of $3,914,000 for the year ended December 31, 1998.

         The Company paid $2,722,500 in preferred stock dividends for all the years ended December 31, 2000, 1999 and 1998. The reported net income per common share for the years ended December 31, 2000, 1999 and 1998 was $36.97, $31.51 and $37.47, respectively.

MORTGAGE LOANS

         As of December 31, 2000, the Company had $58,749,000 invested in mortgage loans. This amount represents the principal amount of mortgage loans purchased with the initial portfolio, plus additional purchases since then to replace runoff. All mortgage loans are purchased from Republic Bank.

         The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets.

                                       December 31, 2000  December 31, 1999
                                       -----------------  -----------------
(Dollars in thousands)                 Amount    Percent  Amount    Percent
                                       -------   -------  -------   -------
Interest-Earning Asset Mix:
  Residential mortgage loans           $53,039    90.3%   $52,133    86.6%
  Commercial mortgage loans              5,710     9.7      8,062    13.4
                                       -------   -----    -------   -----
     Total interest-earning assets     $58,749   100.0%   $60,195   100.0%
                                       =======   =====    =======   =====


         There were no delinquent residential loans or commercial mortgage loans, and no residential or commercial mortgage loans in nonaccrual status as of December 31, 2000 or 1999.

         The following table illustrates the maturity of the Company's loan portfolio at December 31, 2000. Loans are shown as maturing in the period in which payment is due. This table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                         Residential                Commercial
                        mortgage loans            mortgage loans                Total
     Amounts Due    ---------------------     ---------------------     ---------------------
       in Years                  Weighted                  Weighted                  Weighted
        Ending                    Average                   Average                   Average
     December 31,   Amount          Rate      Amount          Rate      Amount          Rate
     ------------   ---------------------     ---------------------     ---------------------
                                              (Dollars in thousands)
           2001     $    --          --%      $  579         7.88%      $   579        7.88%
           2002          --          --        3,109         8.15         3,109        8.15
           2003          15        7.25          200         8.25           215        8.18
           2004          42        7.91        1,814         7.49         1,856        7.50
           2005         364        7.00           --           --           364        7.00
     Thereafter      52,486        7.33           --           --        52,486        7.33
                    -------        ----       ------         ----       -------        ----

     Subtotal        52,907        7.33%       5,702        7.91%        58,609        7.39%
                                   ====                     ====                       ====
Plus: premiums          132                        8                        140
                    -------                   ------                    -------

         Total     $ 53,039                  $ 5,710                    $58,749
                   ========                  =======                    =======


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

STATIC GAP ANALYSIS

         D&N Capital Corporation's cumulative gap analysis for December 31, 2000 is as follows:

                                                                        Maturity
                                          --------------------------------------------------------------------
                                           0 to 3         4 to 12        1 to 5         Over 5
                                           Months         Months         Years          Years           Total
                                           ------         ------         -----          -----           -----
                                                                (Dollars in thousands)
ASSETS:
       Net loans receivable               $     --       $    579       $  5,684       $ 52,486       $ 58,749
       Cash and due from parent              1,592             --             --             --          1,592
       Other assets                              6             --             --             --              6
       Accrued interest receivable             405             --             --             --            405
                                          --------       --------       --------       --------       --------
                Total assets              $  2,003       $    579       $  5,684       $ 52,486       $ 60,752
                                          ========       ========       ========       ========       ========

LIABILITIES:
       Total liabilities                  $     41       $     --       $     --       $     --       $     41
                                          --------       --------       --------       --------       --------

STOCKHOLDERS' EQUITY
       Preferred stock                    $     --       $     --       $     --       $ 30,250       $ 30,250
       Common stock                             --             --             --          9,534          9,534
       Additional paid-in capital               --             --             --         20,716         20,716
       Retained earnings                        --             --             --            211            211
                                          --------       --------       --------       --------       --------

           Total liabilities and
                stockholders' equity      $     41       $     --       $     --       $ 60,711       $ 60,752
                                          ========       ========       ========       ========       ========

                Reprice difference        $  1,962       $    579       $  5,684       $ (8,225)
                Cumulative gap            $  1,962       $  2,541       $  8,225             --
                % of total assets             3.23%          4.18%         13.54%            --


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

                                                    December 31,         December 31,
                                                        2000                 1999
                                                 -----------------     -----------------
                                                 Amount    Percent     Amount    Percent
                                                 ------    -------     ------    -------
Loans                                                     (Dollars in thousands)
-----
Residential Mortgage Loans:
    Michigan                                     $48,740     83.0%     $48,135     80.0%
    Ohio                                           2,163      3.7        2,442      4.1
    Wisconsin                                        347      0.6          410      0.6
    Other (no state has more than 1%)              1,797      3.0        1,146      1.9
                                                 -------    -----      -------    -----
        Total Residential Mortgage Loans          53,039     90.3%      52,133     86.6%
Commercial Mortgage Loans:
    Michigan (all Commercial Mortgage Loans)       5,710      9.7        8,062     13.4
                                                 -------    -----      -------    -----
        Total Mortgage Loan Portfolio            $58,749    100.0%     $60,195    100.0%
                                                 =======    =====      =======    =====

        Approximately 83% of the Company's total residential mortgage loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

        To the extent that the Board of Directors determines that additional funding is required, the Company may raise such funds through additional equity offerings, debt financing or retention of cash flow (after consideration of provisions of the Code requiring the distribution by a REIT of at least 95% of its "REIT taxable income" and taking into account taxes that would be imposed on undistributed income), or a combination of these methods. The organizational documents of the Company do not contain any limitation on the amount or percentage of debt, funded or otherwise, the Company might incur. Notwithstanding the foregoing, the Company may not, without the approval of a majority of the Independent Directors, incur debt for borrowed money other than debt not in excess of 20% of the aggregate amount of net proceeds received from the sale of the preferred stock and common stock of the Company. Any such debt incurred may include intercompany advances made by Republic Bank to the Company.

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

REIT QUALIFICATION

        As of December 31, 2000, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT for federal income tax purposes. The Company calculated (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

        The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and the 2000 and 1999 annual distribution and administrative requirements.

OTHER MATTERS

        On May 17, 1999, D&N Financial Corporation merged with Republic Bancorp Inc. (Nasdaq:RBNC), whereby Republic Bancorp Inc. was the surviving corporation. The combined company created the fourth largest bank holding company with headquarters in Michigan with over $4 billion in assets. The merger constitutes a tax-free reorganization and has been accounted for as a pooling of interest. In December 2000, D&N Bank merged into Republic Bank, a wholly-owned subsidiary of Republic Bancorp Inc.

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

FORWARD-LOOKING STATEMENTS

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

Factors that might cause such a difference include the following:

        o significantly increased competition among depository and other financial institutions;
        o inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial instruments;
        o general economic conditions, either nationally or in our market areas, that are worse than expected;
        o       adverse changes in the securities markets;
        o legislative or regulatory changes that adversely affect our business;
        o the ability to enter new markets successfully and capitalize on growth opportunities;
        o effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve Board;
        o timely development of and acceptance of new products and services;
        o       changes in consumer spending, borrowing and savings habits;
        o effect of changes in accounting policies and practices, as may be adopted by regulatory agencies and the Financial Accounting Standards Board;
        o       changes in our organization, compensation and benefit plans;
        o costs and effects of litigation and unexpected or adverse outcomes in such litigation; and
        o       our success and managing risks involved in the foregoing.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


INDEPENDENT AUDITORS' REPORT



To The Board of Directors and Stockholders of
D&N Capital Corporation

We have audited the statements of condition of D&N Capital Corporation as of December 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of D&N Capital Corporation for the year ended December 31, 1998, were audited by other auditors whose report dated January 21, 1999, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&N Capital Corporation at December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Detroit, Michigan
March 9, 2001

                        Report of Independent Accountants


To the Board of Directors and Stockholders of D&N Capital Corporation:

In our opinion, the statements of income, stockholders' equity, and cash flows for the year ended December 31, 1998 of D&N Capital Corporation present fairly, in all material respects, the financial position, results of operations and cash flows of D&N Capital Corporation for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the financial statements of D&N Capital Corporation for any period subsequent to December 31, 1998.


/s/ PricewaterhouseCoopers LLP

Detroit, Michigan
January 21, 1999

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION

                                                                  December 31,
                                                                2000        1999
                                                              -------------------
ASSETS:                                                      (Dollars in thousands)
Loans receivable:
      Residential mortgage loans                              $53,039     $52,133
      Commercial mortgage loans                                 5,710       8,062
                                                              -------     -------
           Net loans receivable                                58,749      60,195

Cash                                                               11           2
Due from parent                                                 1,581         150
Other assets                                                        6           5
Accrued interest receivable                                       405         354
                                                              -------     -------
           Total assets                                       $60,752     $60,706
                                                              =======     =======

LIABILITIES:
Other liabilities                                             $    41     $    60
                                                              -------     -------
           Total liabilities                                       41          60

STOCKHOLDERS' EQUITY:
Series A preferred stock, $25 par value; 2,500,000 shares
      authorized, 1,210,000 shares issued and outstanding      30,250      30,250

Common stock, $300 par value; 250,000 shares authorized,
      31,781 shares issued and outstanding                      9,534       9,534

Additional paid-in capital                                     20,716      20,716
                                                              -------     -------
           Total paid-in capital                               60,500      60,500

Retained earnings                                                 211         146
                                                              -------     -------
           Total stockholders' equity                          60,711      60,646
                                                              -------     -------

      Total liabilities and stockholders' equity              $60,752     $60,706
                                                              =======     =======


See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME

                                                           Year Ended December 31,
                                                        2000        1999        1998
                                                      -------------------------------
                                                   (In thousands, except per share data)
INTEREST INCOME:

Loans:
Residential mortgage loans                            $ 3,557     $ 3,344     $ 3,511
Commercial mortgage loans                                 466         568         593
                                                      -------     -------     -------
     Total loan interest income                         4,023       3,912       4,104
Intercompany interest                                     127          50          60
                                                      -------     -------     -------

     Total interest income                              4,150       3,962       4,164

NONINTEREST EXPENSE:

Advisory fees                                             125         125         125
Other expense                                             127         113         125
                                                      -------     -------     -------
     Total noninterest expense                            252         238         250

     Net income                                         3,898       3,724       3,914
     Preferred stock dividends paid                     2,723       2,723       2,723
                                                      -------     -------     -------
     Net income applicable to common shares             1,175       1,001       1,191
     Common stock dividends paid                        1,110         930       1,150
                                                      -------     -------     -------

     Retained earnings increase                       $    65     $    71     $    41
                                                      =======     =======     =======

     Basic and dilutive earnings per common share     $ 36.97     $ 31.51     $ 37.47
                                                      =======     =======     =======

     Weighted average common shares
         outstanding                                   31,781      31,781      31,781
                                                      =======     =======     =======


See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Additional                     Total
                                   Preferred       Common        Paid In       Retained    Stockholders'
(Dollars in thousands)               Stock         Stock         Capital       Earnings        Equity
                                   ---------------------------------------------------------------------
Balances at January 1, 1998        $ 30,250       $  9,534       $ 20,716      $     34       $ 60,534

Net income                                                                        3,914          3,914
Preferred stock dividends
    ($2.25 per share)                                                            (2,723)        (2,723)
Common stock dividends
    ($36.19 per share)                                                           (1,150)        (1,150)
                                   --------       --------       --------      --------       --------

Balances at December 31, 1998        30,250          9,534         20,716            75         60,575

Net income                                                                        3,724          3,724
Preferred stock dividends
    ($2.25 per share)                                                            (2,723)        (2,723)
Common stock dividends
    ($29.26 per share)                                                             (930)          (930)
                                   --------       --------       --------      --------       --------

Balances at December 31, 1999        30,250          9,534         20,716           146         60,646

Net income                                                                        3,898          3,898
Preferred stock dividends
    ($2.25 per share)                                                            (2,723)        (2,723)
Common stock dividends
    ($34.93 per share)                                                           (1,110)        (1,110)
                                   --------       --------       --------      --------       --------

Balances at December 31, 2000      $ 30,250       $  9,534       $ 20,716      $    211       $ 60,711
                                   ========       ========       ========      ========       ========


See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                           Year Ended December 31,
                                                      2000          1999          1998
                                                    ------------------------------------
                                                           (Dollars in thousands)
Operating activities:

Net income                                          $  3,898      $  3,724      $  3,914
Adjustments to reconcile net income to
     net cash provided by operating activities:
       Net change in:
           Accrued interest receivable                   (51)            4            --
           Amortization of premiums                      292            --            --
           Due from Parent                            (1,431)         (128)         (223)
           Other assets                                   (1)           --            (5)
           Accounts payable                              (19)          (11)           61
                                                    --------      --------      --------
Net cash provided by operating activities              2,688         3,589         3,747
                                                    --------      --------      --------

Investing activities:

Purchase of mortgage loans                           (11,993)      (20,818)      (30,098)
Principal payments received                           13,147        20,882        30,224
                                                    --------      --------      --------
Net cash provided by investing activities              1,154            64           126
                                                    --------      --------      --------

Financing activities:

Preferred stock dividends paid                        (2,723)       (2,723)       (2,723)
Common stock dividends paid                           (1,110)         (930)       (1,150)
                                                    --------      --------      --------
Net cash used in financing activities                 (3,833)       (3,653)       (3,873)
                                                    --------      --------      --------

Net increase in cash                                       9            --            --

Cash at beginning of year                                  2             2             2
                                                    --------      --------      --------
Cash at end of year                                 $     11      $      2      $      2
                                                    ========      ========      ========


See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

        D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company was a wholly-owned subsidiary of D&N Bank, a state chartered savings bank, which became wholly owned by Republic Bancorp Inc. on May 17, 1999 through the acquisition of D&N Financial Corporation.

        On December 1, 2000, the Company became a wholly-owned subsidiary of Republic Bank ("Republic"), a state chartered bank which is wholly owned by Republic Bancorp Inc., when D&N Bank merged into Republic Bank.

        All shares of common stock are held by Republic Bank. The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP".

        The accounting and financial reporting policies of the Company conform to accounting principles generally accepted in the United States and prevailing industry practices. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Mortgage Loans: Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

        Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At December 31, 2000 and 1999, there was no allowance for losses on loans.

        Due from Parent: Due from parent represents principal and interest payments due the Company from Republic Bank, partially offset by prior amounts due Republic Bank by the Company.

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

        Common Stock: Republic Bank, as sole common shareholder, is entitled to receive dividends when, as and if declared by the Board of Directors from funds legally available after all preferred dividends have been paid.

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

        The following represents the mortgage loan portfolio:

                                               December 31,         December 31,
                                                   2000                 1999
                                               ------------         ------------
                                                        (In thousands)

        Residential mortgage loans              $    53,039          $    52,133
        Commercial mortgage loans                     5,710                8,062
                                                -----------          -----------
                 Total                          $    58,749          $    60,195
                                                ===========          ===========

        Each of the mortgage loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - DIVIDENDS

        For each of the years ended December 31, 2000, 1999 and 1998, the Company paid dividends on preferred stock of $2,722,500. The Company paid dividends on common stock of $1,110,000, $930,000 and $1,150,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 5 - RELATED PARTY TRANSACTION

        The Company has entered into an Advisory Agreement (the "Advisory Agreement") with Republic Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees totaled $125,000 for the each of years ended December 31, 2000, 1999 and 1998.

        The Company also entered into two servicing agreements with Republic Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, Republic performs the servicing of the mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans. The servicing fees of $219,000, $225,000 and $217,000 for 2000, 1999 and 1998, respectively, are netted out of loan interest income, prior to remittance by Republic to the Company.

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

NOTES TO FINANCIAL STATEMENTS

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

        The book value and fair value of mortgage loans at December 31, 2000 and 1999 are as follows (in thousands):

                                        2000                      1999
                               -------------------------------------------------
                               Book Value   Fair Value   Book Value   Fair Value
                               ----------   ----------   ----------   ----------
Residential Mortgage Loans      $52,907      $53,071      $52,133      $52,096
Commercial Mortgage Loans         5,702        5,720        8,062        8,088
                                -------      -------      -------      -------
         Total Portfolio        $58,609      $58,791      $60,195      $60,184
                                =======      =======      =======      =======


         The carrying values of certain financial assets and liabilities, including cash, accrued interest receivable, due-to-parent and other liabilities, are considered to approximate their respective fair value due to their short-term nature and negligible exposure to credit losses.

QUARTERLY DATA (Unaudited)

        The following is a summary of unaudited quarterly results of operations for the years ended 2000 and 1999.

--------------------------------------------------------------------------------------------------
                                                                                             Full
 (Dollars in thousands, except per share data)    1Q         2Q         3Q         4Q        Year
--------------------------------------------------------------------------------------------------
2000

Earnings Summary
     Interest income                            $1,019     $1,019     $1,026     $1,086     $4,150
     Non-interest expense                           71         60         60         61        252
     Net income                                    948        959        966      1,025      3,898
     Net income applicable to common shares        267        279        285        344      1,175

     Earnings per common share                  $ 8.40     $ 8.78     $ 8.97     $10.82     $36.97

--------------------------------------------------------------------------------------------------

1999

Earnings Summary
     Interest income                            $  968     $  990     $  995     $1,009     $3,962
     Non-interest expense                           64         58         60         56        238
     Net income                                    904        932        935        953      3,724
     Net income applicable to common shares        223        251        254        273      1,001

     Earnings per common share                  $ 7.01     $ 7.90     $ 8.00     $ 8.60     $31.51

--------------------------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There is no information required by this Item relating to a change in and disagreements with accountants.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The persons who are directors and executive officers of the Company are as follows:

       Name                                Position and Office Held
-------------------             ------------------------------------------------

George J. Butvilas              Director and Chairman
Leonard M. Bolduc               Director, President and Chief Executive Officer
James Bogan                     Director
Kenneth R. Janson               Director
William J. McGarry              Director
Gail A. Mroz                    Director
Peter L. Lemmer                 Secretary
Thomas F. Menacher              Principal Accounting Officer

        The following is a summary of the experience of the executive officers and directors of the Company:

        George J. Butvilas, age 55, Director and Chairman; has served as Vice Chairman of the Board of Republic Bancorp Inc. since May 1999. He served as President and Chief Executive Officer of D&N Bank from May 1991 to February 2000. Prior to joining D&N Bank, he served most recently as Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois. A graduate of the U.S. Naval Academy, he has an M.B.A. degree from the Illinois Institute of Technology and graduated from the Advanced Management Program of the Harvard University Graduate School of Business.

        Leonard M. Bolduc, age 62, Director, President and Chief Executive Officer; is also Senior Vice President, Retail Loan Operations of Republic Bank. Prior to joining Republic Bank in May 1988, he was Regional Credit Manager at Citicorp Acceptance Corporation in Columbus, Ohio. Mr. Bolduc is responsible for directing the loan servicing, consumer lending, bank operations, loss prevention functions of Republic Bank.

        Kenneth R. Janson, age 49, Director; was Executive Vice President, Chief Financial Officer and Treasurer of D&N Bank until June 1999. Prior to joining D&N Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University.

        James Bogan, age 49, Director; is Chief Executive Officer of Portage Health System, Hancock, Michigan. Prior to joining the Health System in June 1989, he held various positions involving health care management, the last three years as Chief Operating Officer of Trinity Medical Center, Minot, North Dakota. Mr. Bogan is responsible for directing the affairs of Portage Health System, which include a 30 bed acute care unit, a 30 bed nursing home unit, a medical group including 22 physicians, a home health agency, and two retail pharmacies.

        William J. McGarry, age 57, Director; is Treasurer and Vice President of Finance & Administration of Michigan Technological University located in Houghton, Michigan. He was named to his current position at the University in December 1992, after serving two years as a senior associate with Coopers & Lybrand in Boston. Prior to Coopers & Lybrand, Mr. McGarry served as principal consultant with Information Associates of Rochester, New York and was vice president in charge of the large financial services management consulting and systems integration practice of SEI Corporation of Cambridge, Massachusetts. He has also served as Senior Director of Finance and Administration at Rensselaer Polytechnic Institute and as Director of Administrative Systems at Lehigh University.

        Gail A. Mroz, age 48, Director; is Director of Finance and Operations of the Michigan Tech Fund in Houghton, Michigan. Previous to this, Ms. Mroz was Finance Director and Controller of Copper Country Mental Health, and has also been an instructor for the School of Business and Economics at Michigan Technological University, both of which are in Houghton, Michigan.

        Peter L. Lemmer, age 43, Secretary; is Senior Vice President, General Counsel of Republic Bank and has been associated with Republic Bank, and its predecessor institution and subsidiaries since October 1990. Mr. Lemmer is responsible for legal and regulatory functions of Republic Bank.

        Thomas F. Menacher, age 44, Principal Accounting Officer; is Executive Vice President, Chief Financial Officer and Treasurer of Republic Bancorp Inc. since April 1999, prior to that he was Senior Vice President, Treasurer and Chief Financial Officer since December 1995, and Chief Financial Officer of Republic Bancorp Inc. since 1992.

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

ITEM 11: EXECUTIVE COMPENSATION

        The Company does not pay any compensation to its officers or to employees of Republic, or to directors who are not Independent Directors. The Company pays the Independent Directors of the Company fees for their services as directors. The Independent Directors receive a fee of $250 for attendance (in person or by telephone) at each meeting of the Board of Directors and $100 for each meeting of a Committee of the Board. However, multiple fees are not paid for two or more meetings attended on the same day.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Republic Bank owns 100% of the common stock of the Company.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Set forth below are certain transactions between the Company and its directors and affiliates. Management believes that the transactions with related parties described herein have been conducted on substantially the same terms as similar transactions with unrelated parties.

        Republic Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to Republic Bank for the period ended December 31, 2000 totaled $125,000.

        Republic Bank services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

        The Company had cash balances of approximately $11,000 and $2,000 as of December 31, 2000 and 1999, respectively, held in a demand deposit account with Republic Bank.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a)(1) The following financial statements of the Company are included in Item 8 of this report:

                Reports of Independent Auditors

                Statements of Condition at December 31, 2000 and 1999

                Statements of Income for the years ended December 31, 2000, 1999 and 1998

                Statements of Changes in Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998

                Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

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

        (b) No reports on Form 8-K were issued during the fourth quarter of 2000.

----------------
* Filed herewith.

                                   SIGNATURES

        Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           D&N CAPITAL CORPORATION
                                           (Registrant)

 Date:  March 28, 2001                     By: /s/ THOMAS F. MENACHER
      -----------------                        ---------------------------------
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


By: /s/ GEORGE J. BUTVILAS                 By: /s/ LEONARD M. BOLDUC
    ------------------------------             ---------------------------------
    GEORGE J. BUTVILAS                         LEONARD M. BOLDUC
    Director, Chairman of the Board            Director and President

Date March 6, 2001                         Date March 6, 2001
     -----------------------------              --------------------------------


By: /s/ KENNETH R. JANSON                  By: /s/ JAMES BOGAN
    ------------------------------             ---------------------------------
    KENNETH R. JANSON                          JAMES BOGAN
    Director                                   Director

Date March 6, 2001                         Date March 6, 2001
     -----------------------------              --------------------------------


By: /s/ WILLIAM J. MCGARRY                 By: /s/ GAIL A. MROZ
    ------------------------------             ---------------------------------
    WILLIAM J. MCGARRY                         GAIL A. MROZ
    Director                                   Director

Date March 6, 2001                         Date March 6, 2001
     -----------------------------              --------------------------------