Form 10-Q
period 2001-03-31
D&N CAPITAL CORP
filed 2001-05-15
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2001            Commission file number 0-22767



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


Common Stock Outstanding as of April 30, 2001:

       Common Stock, $300 par value..................     31,781 shares

                            D&N CAPITAL CORPORATION


                                  INDEX

                                                             Page No.
                                                             --------
   PART I     Financial Information

   Item 1.    Financial Statements (Unaudited)

              Statements of Condition as of March 31, 2001
                and December 31, 2000                               2
              Statements of Income for the three
                months ended March 31, 2001 and 2000                3
              Statements of Cash Flows for the three months
                ended March 31, 2001 and 2000                       4
              Notes to Financial Statements                     5 - 6

   Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations   7 - 9

   PART II    Other Information                                     9

   Signatures                                                      10


   Exhibits                                                   11 - 12

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION
                       (In thousands, except share data)


                                                               March 31,     December 31,
                                                                 2001            2000
                                                              -----------    -----------
                                                              (Unaudited)
Assets:
Loans receivable:
 Residential mortgage loans                                      $50,094        $53,039
 Commercial mortgage loans                                         5,481          5,710
                                                                 -------        -------
      Net loans receivable                                        55,575         58,749

Cash                                                                  11             11
Due from Parent                                                    5,052          1,581
Other assets                                                           -              6
Accrued interest receivable                                          386            405
                                                                 -------        -------
      Total assets                                               $61,024        $60,752
                                                                 =======        =======

Liabilities:
Other liabilities                                                $    23        $    41
                                                                 -------        -------
      Total liabilities                                               23             41

Stockholders' Equity:
Preferred stock, $25 par value; 2,500,000
  shares authorized, 1,210,000 shares
  issued and outstanding                                          30,250         30,250

Common stock, $300 par value;  250,000
  shares authorized, 31,781 shares
  issued and outstanding                                           9,534          9,534

Additional paid-in capital                                        20,716         20,716

Retained earnings                                                    501            211
                                                                 -------        -------
       Total stockholders' equity                                 61,001         60,711
                                                                 -------        -------
       Total liabilities and
       stockholders' equity                                      $61,024        $60,752
                                                                 =======        =======

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (In thousands, except per share data)



                                                Three Months Ended
                                                      March 31,
                                              2001                2000
                                            -------             -------
Interest income:
 Loans:
   Residential mortgage loans               $   861             $   871
   Commercial mortgage loans                    148                 137
                                            -------             -------
    Total loan interest income                1,009               1,008

 Intercompany interest                           32                  11
                                            -------             -------
   Total interest income                      1,041               1,019

Noninterest expense:
   Advisory fees                                 42                  31
   Other expenses                                28                  40
                                            -------             -------
  Total noninterest expense                      70                  71
  Net income                                    971                 948

  Preferred stock dividend requirements         681                 681
                                            -------             -------

  Net income applicable to common shares    $   290             $   267
                                            =======             =======

  Net income per common share               $  9.12             $  8.40
                                            =======             =======

  Weighted average common
    shares outstanding                       31,781              31,781
                                            =======             =======



See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (In thousands)

                                                      Three Months Ended
                                                           March 31,
                                                 --------------------------
                                                   2001                2000
Operating activities
Net Income                                       $   971              $   948

Adjustments to reconcile net income
to net cash provided by operating activities:

 Net change in:
   Accrued interest receivable                        19                   (2)
   Amortization of premiums                           83                   68
   Due from Parent                                (3,471)                (839)
   Other assets                                        6                    5
   Other liabilities                                 (18)                  (8)
                                                 -------              -------
Net cash provided by operating activities         (2,410)                 172
                                                 -------              -------


Investing activities:
Purchase of mortgage loans                        (1,401)              (3,311)
Principal payments and loan payoffs received       4,492                3,820
                                                 -------              -------
Net cash used by investing activities              3,091                  509
                                                 -------              -------

Financing activities:
Preferred stock dividends paid                      (681)                (681)
Common stock dividends paid                           --                   --
                                                 -------              -------
Net cash used by financing activities               (681)                (681)
                                                 -------              -------


Net increase in cash                                  --                   --

Cash at beginning of period                           11                   12
                                                 -------              -------
Cash at end of period                            $    11              $    12
                                                 =======              =======


See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION

   D&N Capital Corporation (the "Company"), is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company was a wholly-owned subsidiary of D&N Bank ("D&N"), a state chartered savings bank, which became wholly-owned by Republic Bancorp Inc. on May 17, 1999 through the acquisition of D&N Financial Corporation. On December 1, 2000, the Company became a wholly-owned subsidiary of Republic Bank ("Republic"), a state chartered bank which is wholly owned by Republic Bancorp Inc., when D&N Bank merged into Republic Bank.

   All shares of common stock are held by Republic Bank. The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP".

   The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Mortgage Loans:    Mortgage loans are carried at the principal amount
outstanding, plus premium or discount, upon purchase. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

   Allowance for Loan Losses:    The allowance for possible losses on loans is
maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio.
Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors.
At March 31, 2001 and December 31, 2000, there was no allowance for loan losses.

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


NOTE 3:  DIVIDENDS

   For each of the three month periods ended March 31, 2001 and 2000, the Company paid dividends on Series A Preferred Shares in the amount of $680,625.

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

   Republic Bank administers the day-to-day activities of the Company in its role as Advisor under the Advisory Agreement. Republic Bank also services the Company's mortgage loans under each of the Servicing Agreements.

   It is the intention of the Company and Republic Bank that any agreements and transactions between the Company and Republic Bank are consistent with market terms, including the price paid and received for mortgage loans, upon their acquisition or disposition by the Company, or in connection with the servicing of such mortgage loans.

RESULTS OF OPERATIONS

   The Company reported total interest income for the quarter ended March 31, 2001 of $1,009,000, compared to $1,008,000 for the first quarter of 2000. Interest income from residential and commercial mortgage loans was $861,000 and $148,000, respectively, for the first quarter of 2001, compared to $871,000 and $137,000, respectively for the first quarter of 2000. After a deduction of $42,000 in advisory fees and $28,000 in other administrative expenses, the Company reported net income of $971,000 for the quarter ended March 31, 2001, compared to $948,000 for the quarter ended March 31, 2000.

   For the three month periods ended March 31, 2001 and 2000, the Company reported net income per common share of $9.12 and $8.40, respectively.

   The Company paid $680,625 in preferred stock dividends for both three month periods ended March 31, 2001 and 2000. Dividends on the common stock are paid to Republic Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

MORTGAGE LOANS

   Residential mortgage loans consist of adjustable rate mortgages and fixed
rate mortgages.   The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans are made to maintain a ratio of approximately 90% residential and 10% commercial mortgage loans in the portfolio. All loans are purchased from Republic Bank on a fair value basis.

   For the three month periods ended March 31, 2001 and 2000, the Company purchased replacement mortgage loans from Republic Bank of $1,401,000 and $3,311,000, respectively. In addition, the Company received $4,492,000 and $3,820,000, respectively, of principal payments and loan payoffs on its portfolio for the three month periods ended March 31, 2001 and 2000.

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

   Approximately 83% of the Company's total mortgage loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

   The Company's principal liquidity needs are to maintain the current portfolio size through the acquisition of additional mortgage loans as mortgage loans currently in the portfolio mature, or prepay, and to pay dividends on the preferred and common stock. The acquisition of additional mortgage loans is intended to be funded with the proceeds obtained from the repayment of principal balances by individual mortgagees. The Company does not have and does not anticipate having any material capital expenditures.

OTHER MATTERS

   As of March 31, 2001, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 97% of its revenues qualify for the 75% source of income test
and 100% of   its revenues qualify for the 95% source of income test under the
REIT rules.

   The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2001 annual distribution and administrative requirements.


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

           (b)  Reports to Form 8-K:

                There were no reports filed on Form 8-K during the first quarter of 2001.

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



                                    D&N CAPITAL CORPORATION
                                    -----------------------
                                     (Registrant)



Date: May 14, 2001        /s/ Leonard M. Bolduc
                          ----------------------------------
                          Leonard M. Bolduc, President and
                          Chief Executive Officer

                          /s/ Thomas F. Menacher
                          ----------------------------------
                          Thomas F. Menacher,
                          Principal Accounting Officer