Form 10-Q
period 2001-06-30
D&N CAPITAL CORP
filed 2001-08-14
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 2001      Commission file number 0-22767


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


Common Stock Outstanding as of July 31, 2001:

   Common Stock, $300 par value.............      31,781 shares

                            D&N CAPITAL CORPORATION


                                     INDEX

                                                                 Page No.
                                                                 --------
   PART I  Financial Information

   Item 1. Financial Statements (Unaudited)

           Statements of Condition as of June 30, 2001
             and December 31, 2000                                   2

           Statements of Income for the three and six
             months ended June 30, 2001 and 2000                     3

           Statements of Cash Flows for the six months
             ended June 30, 2001 and 2000                            4

           Notes to Financial Statements                         5 - 6

   Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations       7 - 9

   PART II Other Information                                        10

   Signatures                                                       11

   Exhibits                                                    12 - 13

                            D&N CAPITAL CORPORATION
                            STATEMENTS OF CONDITION
                                  (UNAUDITED)
                       (In thousands, except share data)

                                                           June 30,        December 31,
                                                            2001              2000
                                                         ----------       -------------
Assets:
Loans receivable:
   Residential mortgage loans                            $  50,915          $  53,039
   Commercial mortgage loans                                 3,691              5,710
                                                         ---------          ---------
     Net loans receivable                                   54,606             58,749

Cash                                                            11                 11

Due from Parent                                              6,325              1,581
Other assets                                                     -                  6
Accrued interest receivable                                    394                405
                                                         ---------          ---------

     Total assets                                        $  61,336          $  60,752
                                                         =========          =========
Liabilities:
Other liabilities                                        $      44          $      41
                                                         ---------          ---------
     Total liabilities                                          44                 41

Stockholders' Equity:
Preferred stock, $25 par value; 2,500,000
   shares authorized, 1,210,000 shares
   issued and outstanding                                   30,250             30,250

Common stock, $300 par value;  250,000
   shares authorized, 31,781 shares
   issued and outstanding                                    9,534              9,534

Additional paid-in capital                                  20,716             20,716

Retained earnings                                              792                211
                                                         ---------          ---------
     Total stockholders' equity                             61,292             60,711
                                                         ---------          ---------
     Total liabilities and
     stockholders' equity                                $  61,336          $  60,752
                                                         =========          =========

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (In thousands, except per share data)

                                                    Three Months Ended     Six Months Ended
                                                         June 30,              June 30,
                                                     2001       2000        2001       2000
                                                   --------------------   -------------------
Interest income:
 Loans:
     Residential mortgage loans                    $   900    $   890     $ 1,793    $ 1,761
     Commercial mortgage loans                          91        112         207        249
                                                   -------    -------     -------    -------
          Total loan interest income                   991      1,002       2,000      2,010

 Intercompany interest                                  37         17          69         28
                                                   -------    -------     -------    -------
     Total interest income                           1,028      1,019       2,069      2,038

Noninterest expense:
     Advisory fees                                      31         32          73         63
     Other expenses                                     25         28          54         68
                                                   -------    -------     -------    -------
  Total noninterest expense                             56         60         127        131

  Net income                                           972        959       1,942      1,907

  Preferred stock dividend requirements                680        680       1,361      1,361
                                                   -------    -------     -------    -------

  Net income applicable to common shares           $   292    $   279     $   581    $   546
                                                   =======    =======     =======    =======

  Net income per common share                      $  9.19    $  8.78     $ 18.28    $ 17.18
                                                   =======    =======     =======    =======

  Weighted average common
          shares outstanding                        31,781     31,781      31,781     31,781
                                                   =======    =======     =======    =======

See Notes to Financial Statements.

                            D&N CAPITAL CORPORATION
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)


                                                        Six Months Ended
                                                            June 30,
                                                         2001      2000
                                                       -------   -------
Operating activities
Net Income                                             $ 1,942   $ 1,907

Adjustments to reconcile net income
to net cash provided by operating activities:

  Net change in:
   Accrued interest receivable                              11        (6)
   Amortization of premiums                                233       133
   Due from Parent                                      (4,744)     (651)
   Other assets                                              6       (12)
   Other liabilities                                         3       (32)
                                                       -------   -------
Net cash (used in) provided by operating activities     (2,549)    1,339
                                                       -------   -------


Investing activities:
Purchase of mortgage loans                              (8,729)   (6,579)
Principal payments and loan payoffs received            12,639     6,599
                                                       -------   -------
Net cash used by investing activities                    3,910        20
                                                       -------   -------

Financing activities:
Preferred stock dividends paid                          (1,361)   (1,361)
Common stock dividends paid                                 --        --
                                                       -------   -------
Net cash used by financing activities                   (1,361)   (1,361)
                                                       -------   -------

Net increase in cash                                        --        (2)

Cash at beginning of period                                 11        12
                                                       -------   -------
Cash at end of period                                  $    11   $    10
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

   The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included.
For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2000.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Mortgage Loans: Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

   Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At June 30, 2001 and December 31, 2000, there was no allowance for loan losses.

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

NOTE 3:  DIVIDENDS

   For each of the three month periods ended June 30, 2001 and 2000, the Company paid dividends on Series A Preferred Shares in the amount of $680,625. For each of the six month periods ended June 30, 2001 and 2000, the Company paid dividends on Series A Preferred Shares in the amount of $1,361,250.

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

RESULTS OF OPERATIONS

   The Company reported total interest income for the quarter ended June 30, 2001 of $1,028,000, compared to $1,019,000 for the second quarter of 2000. Interest income from residential and commercial mortgage loans was $900,000 and $91,000, respectively, for the second quarter of 2001, compared to $890,000 and $112,000, respectively for the second quarter of 2000. After a deduction of $31,000 in advisory fees and $25,000 in other administrative expenses, the Company reported net income of $972,000 for the quarter ended June 30, 2001, compared to $959,000 for the quarter ended June 30, 2000.

   The Company reported total interest income for the six months ended June 30, 2001 of $2,069,000, compared to $2,038,000 for the same period of 2000. Interest income from residential and commercial mortgage loans was $1,793,000 and $207,000, respectively, for the six months ended June 30, 2001, compared to $1,761,000 and $249,000, respectively for the six months ended June 20, 2000. After a deduction of $73,000 in advisory fees and $54,000 in other administrative expenses, the Company reported net income of $1,942,000 for the first half of 2001, compared to $1,907,000 for 2000.

   For the quarters ended June 30, 2001 and 2000, the Company reported net income per common share of $9.19 and $8.78, respectively. For the six months ended June 30, 2001 and 2000, the Company reported net income per common share of $18.28 and $17.18, respectively.

   For the three and six month periods ended June 30, the Company paid $680,625 and $1,361,250, respectively, in preferred stock dividends for 2001 and 2000. Dividends on the common stock are paid to Republic Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

   For the six month periods ended June 30, 2001 and 2000, the Company purchased replacement mortgage loans from Republic Bank of $8,729,000 and $6,579,000, respectively. In addition, the Company received $12,639,000 and $6,599,000, respectively, of principal payments and loan payoffs on its portfolio for the six month periods ended June 30, 2001 and 2000.

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

SIGNIFICANT CONCENTRATION OF CREDIT RISK

   Concentration of credit risk arises when a number of customers engage in similar business activities, or activities in the same geographical region, or have similar economic features that would cause their ability to meet contractual obligations to be similarly affected by changes in economic conditions. Concentration of credit risk indicates the relative sensitivity of the Company's performance to both positive and negative developments affecting a particular industry .

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

OTHER MATTERS

   As of June 30, 2001, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and
(b) that 97% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rul es.

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

            (b) Reports to Form 8-K:

                There were no reports filed on Form 8-K during the second quarter of 2001.

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



                                         D&N CAPITAL CORPORATION
                                         -----------------------
                                         (Registrant)



Date: August 14, 2001                    /s/ Leonard M. Bolduc
                                         ---------------------------------
                                         Leonard M. Bolduc, President and
                                         Chief Executive Officer

                                         /s/ Thomas F. Menacher
                                         ---------------------------------
                                         Thomas F. Menacher,
                                         Principal Accounting Officer