Form 10-Q
period 2001-09-30
D&N CAPITAL CORP
filed 2001-11-14
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 2001          Commission file number 0-22767



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


Common Stock Outstanding as of October 31, 2001:

     Common Stock, $300 par value..............     31,781 shares

                             D&N CAPITAL CORPORATION


                                      INDEX

                                                                        Page No.
                                                                        --------
       PART I Financial Information

       Item 1.      Financial Statements (Unaudited)

                    Statements of Condition as of September 30, 2001
                       and December 31, 2000                                2

                    Statements of Income for the three and nine
                       months ended September 30, 2001 and 2000             3

                    Statements of Cash Flows for the nine months
                      ended September 30, 2001 and 2000                     4

                    Notes to Financial Statements                         5 - 6

       Item 2.      Management's Discussion and Analysis of
                      Financial Condition and Results of Operations       7 - 9

       PART II      Other Information                                      10

       Signatures                                                          11

       Exhibits                                                         12 - 13

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                                   (UNAUDITED)
                        (In thousands, except share data)


                                                  September 30,  December 31,
                                                      2001            2000
                                                  -------------  ------------
Assets:
Loans receivable:
    Residential mortgage loans                      $ 52,439       $ 53,039
    Commercial mortgage loans                          2,837          5,710
                                                    --------       --------
       Net loans receivable                           55,276         58,749

Cash                                                      14             11
Due from Parent                                        5,957          1,581
Other assets                                            --                6
Accrued interest receivable                              385            405
                                                    --------       --------
       Total assets                                 $ 61,632       $ 60,752
                                                    ========       ========

Liabilities:
Other liabilities                                   $     57       $     41
                                                    --------       --------
       Total liabilities                                  57             41

Stockholders' Equity:
Preferred stock, $25 par value; 2,500,000
    shares authorized, 1,210,000 shares
    issued and outstanding                            30,250         30,250

Common stock, $300 par value; 250,000
    shares authorized, 31,781 shares
    issued and outstanding                             9,534          9,534

Additional paid-in capital                            20,716         20,716

Retained earnings                                      1,075            211
                                                    --------       --------
       Total stockholders' equity                     61,575         60,711
                                                    --------       --------
       Total liabilities and
       stockholders' equity                         $ 61,632       $ 60,752
                                                    ========       ========


See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                 2001        2000        2001        2000
                                                -------     -------     -------     -------
Interest income:
  Loans:
       Residential mortgage loans               $   901     $   873     $ 2,694     $ 2,634
       Commercial mortgage loans                     64         110         272         359
                                                -------     -------     -------     -------
              Total loan interest income            965         983       2,966       2,993

  Intercompany interest                              58          43         127          71
                                                -------     -------     -------     -------
       Total interest income                      1,023       1,026       3,093       3,064

Noninterest expense:
       Advisory fees                                 32          32         105          94
       Other expenses                                28          28          82          97
                                                -------     -------     -------     -------
     Total noninterest expense                       60          60         187         191

     Net income                                     963         966       2,906       2,873

     Preferred stock dividend requirements          681         681       2,042       2,042
                                                -------     -------     -------     -------

     Net income applicable to common shares     $   282     $   285     $   864     $   831
                                                =======     =======     =======     =======

     Net income per common share                $  8.87     $  8.97     $ 27.19     $ 26.15
                                                =======     =======     =======     =======

     Weighted average common
              shares outstanding                 31,781      31,781      31,781      31,781
                                                =======     =======     =======     =======

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             Nine Months Ended
                                                                               September 30,
                                                                            2001          2000
                                                                          --------      --------
Operating activities
Net Income                                                                $  2,906      $  2,873

Adjustments to reconcile net income to net cash provided by operating activities:

    Net change in:
       Accrued interest receivable                                              20             7
       Amortization of premiums                                                244           231
       Due from Parent                                                      (4,376)       (2,680)
       Other assets                                                              6            (7)
       Other liabilities                                                        16           (16)
                                                                          --------      --------
Net cash (used in) provided by operating activities                         (1,184)          408
                                                                          --------      --------

Investing activities:
Purchase of mortgage loans                                                 (15,360)       (8,046)
Principal payments and loan payoffs received                                18,589         9,678
                                                                          --------      --------
Net cash provided by investing activities                                    3,229         1,632
                                                                          --------      --------

Financing activities:
Preferred stock dividends paid                                              (2,042)       (2,042)
Common stock dividends paid                                                   --            --
                                                                          --------      --------
Net cash used by financing activities                                       (2,042)       (2,042)
                                                                          --------      --------


Net increase (decrease) in cash                                                  3            (2)

Cash at beginning of period                                                     11            12
                                                                          --------      --------
Cash at end of period                                                     $     14      $     10
                                                                          ========      ========


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

     Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At September 30, 2001 and December 31, 2000, there was no allowance for loan losses.

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


NOTE 3:  DIVIDENDS

     For each of the three month periods ended September 30, 2001 and 2000, the Company paid dividends on Series A Preferred Shares in the amount of $680,625. For each of the nine month periods ended September 30, 2001 and 2000, the Company paid dividends on Series A Preferred Shares in the amount of $2,041,875.

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

RESULTS OF OPERATIONS

     The Company reported total interest income for the quarter ended September 30, 2001 of $1,023,000, compared to $1,026,000 for the third quarter of 2000.
Interest income from residential and commercial mortgage loans was $901,000 and $64,000, respectively, for the third quarter of 2001, compared to $873,000 and $110,000, respectively for the third quarter of 2000. After a deduction of $32,000 in advisory fees and $28,000 in other administrative expenses, the Company reported net income of $963,000 for the quarter ended September 30, 2001, compared to $966,000 for the quarter ended September 30, 2000.

     The Company reported total interest income for the nine months ended September 30, 2001 of $3,093,000, compared to $3,064,000 for the same period of 2000. Interest income from residential and commercial mortgage loans was $2,694,000 and $272,000, respectively, for the nine months ended September 30, 2001, compared to $2,634,000 and $359,000, respectively for the nine months ended September 30, 2000. After a deduction of $105,000 in advisory fees and $82,000 in other administrative expenses, the Company reported net income of $2,906,000 for the first nine months of 2001, compared to $2,873,000 for 2000.

     For the quarters ended September 30, 2001 and 2000, the Company reported net income per common share of $8.87 and $8.97, respectively. For the nine months ended September 30, 2001 and 2000, the Company reported net income per common share of $27.19 and $26.15, respectively.

     For the three and nine month periods ended September 30, the Company paid $680,625 and $2,041,875, respectively, in preferred stock dividends for 2001 and 2000. Dividends on the common stock are paid to Republic Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

     For the nine month periods ended September 30, 2001 and 2000, the Company purchased replacement mortgage loans from Republic Bank of $15,360,000 and $8,046,000, respectively. In addition, the Company received $18,589,000 and $9,678,000, respectively, of principal payments and loan payoffs on its portfolio for the nine month periods ended September 30, 2001 and 2000.

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

     Approximately 83% of the Company's total mortgage loan portfolio is secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

OTHER MATTERS

     As of September 30, 2001, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 96% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

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

          (b)  Reports to Form 8-K:

               There were no reports filed on Form 8-K during the third quarter of 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       D&N CAPITAL CORPORATION
                                       -----------------------------------------
                                        (Registrant)



Date: November 14, 2001                /s/ Leonard M. Bolduc
                                       -----------------------------------------
                                       Leonard M. Bolduc, President and
                                       Chief Executive Officer

                                       /s/ Thomas F. Menacher
                                       -----------------------------------------
                                       Thomas F. Menacher,
                                       Principal Accounting Officer