Form 10-K405
period 2001-12-31
D&N CAPITAL CORP
filed 2002-03-26
CIK 1036263

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------
                                    FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the Fiscal Year Ended December 31, 2001

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

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange on
            Title of Each Class                          Which Registered
-----------------------------------------          ---------------------------
 9.00% Noncumulative Preferred Stock
Series A (Par Value --$25 Per share)                        NASDAQ

        Securities Registered Pursuant to Section 12(g) of the Act: None

     Number of Shares of Common Stock outstanding on December 31, 2001: 31,781

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         YES X  .  NO ___.
         -------

     Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    All shares of Common Stock were held by Republic Bank at December 31, 2001; therefore, no Common Stock is held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                    FORM 10-K

                                                                        Page No.
                                                                        -------

PART I

   Item 1   Business                                                       2
   Item 2   Properties                                                     3
   Item 3   Legal Proceedings                                              4
   Item 4   Submission of Matters to a Vote of Security Holders            4

PART II

   Item 5   Market for Registrant's Common Stock
              and Related Stockholder Matters                              4
   Item 6   Selected Financial Data                                        6
   Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          7
   Item 7A  Quantitative and Qualitative Disclosures about Market Risk    12
   Item 8   Financial Statements and Supplementary Data                   13
   Item 9   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                      23

PART III

   Item 10  Directors and Executive Officers of the Registrant            23
   Item 11  Executive Compensation                                        25
   Item 12  Security Ownership of Certain Beneficial Owners
              and Management                                              25
   Item 13  Certain Relationships and Related Transactions                25

PART IV

   Item 14  Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                                   26

   Signatures                                                             27

                                     PART I

Item 1. Business

     D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company was a wholly-owned subsidiary of D&N Bank, a state chartered savings bank, which became wholly owned by Republic Bancorp Inc. on May 17, 1999. On December 1, 2000, the Company became a wholly-owned subsidiary of Republic Bank ("Republic"), a state chartered bank when D&N Bank merged into Republic Bank. Republic Bank is wholly-owned by Republic Bancorp Inc.

     All shares of common stock are held by Republic Bank. The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP".

     The principal business of the Company is to acquire and hold residential and commercial mortgage loans that will generate net income for distribution to stockholders. The Company intends to acquire all its loans from Republic Bank. These loans consist of whole loans secured by first mortgages or deeds of trust on single-family residential real estate properties or on commercial real estate properties ("mortgage loans"). Residential mortgage loans consist of adjustable rate mortgages ("ARMs"), and fixed rate mortgages ("FRMs"). The commercial mortgage loans consist of fixed and variable rate loans, a majority of which have balloon payments. Reinvestments in mortgage loans are made to maintain a ratio of approximately 90% to 95% residential and 5% to 10% commercial mortgage loans in the portfolio. All mortgage loans are purchased from Republic Bank on a fair value basis.

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

     The Company does not have any employees, since it has retained Republic Bank to perform certain functions pursuant to the Advisory Agreement described below. All of the officers of the Company are also officers or employees of Republic or Republic Bancorp Inc.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company is authorized to issue up to 250,000 shares of common stock and 2,500,000 shares of preferred stock, $25 par value per share ("preferred stock"), of which 1,210,000 shares have been issued. Republic Bank owns 100% of the Company's 31,781 shares of common stock outstanding at December 31, 2001 and, accordingly, there is no trading market for the Company's common stock. In addition, Republic Bank intends that, as long as any preferred shares are outstanding, it will maintain ownership of the outstanding common stock of the Company. Subject to the rights, if any, of the holders of the preferred stock, all voting rights are vested in the common stock. The holders of common stock are entitled to one vote per share.

        Holders of common stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefore, provided that so long as any shares of preferred stock are outstanding, no dividends or other distributions (including redemption's and purchases) may be made with respect to the common stock unless full dividends on the shares of the preferred stock have been paid. The Company must distribute annually at least 95% of its annual "REIT taxable income" (not including capital gains) to stockholders.

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

COMMON STOCK

     There is no established public trading market in the Company's common stock. As of March 15, 2002, there were 31,781 issued and outstanding shares of Common Stock held by one stockholder, Republic Bank. The total common stock dividends paid by the Company were $1,124,000, $1,110,000, and $930,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

PREFERRED STOCK

     The Company's preferred stock is traded on The Nasdaq Stock Market(R) under the symbol "DNFCP". As of March 15, 2002, there were 1,210,000 issued and outstanding series A preferred shares held by approximately 2,400 shareholders. The following table reflects the quarterly high and low sales prices and dividends paid for the preferred stock during 2001 and 2000.

                            Price                           Distribution
                        -------------
      Period             High     Low   Distributions          Date
     ---------          -----   -----   -------------   ------------------
     2001

      Fourth quarter    25.45   24.60    $   680,625     December 31, 2001
      Third quarter     25.46   24.75        680,625    September 28, 2001
      Second quarter    25.50   24.62        680,625         June 29, 2001
      First quarter     25.50   24.50        680,625        March 30, 2001
                                        ------------

           Year         25.50   24.50    $ 2,722,500
                                        ============

     2000

      Fourth quarter    25.00   23.88    $   680,625     December 29, 2000
      Third quarter     24.63   22.63        680,625    September 29, 2000
      Second quarter    24.00   22.13        680,625         June 30, 2000
      First quarter     23.75   22.13        680,625        March 31, 2000
                                        ------------

          Year          25.00   22.13    $ 2,722,500
                                        ============

     During 2001 and 2000, the Company declared and paid quarterly dividends of $0.5625 per preferred share.

ITEM 6: SELECTED FINANCIAL DATA

                       FINANCIAL DATA

Years Ended December 31,                     2001        2000       1999    1998    1997
-------------------------------------------------------------------------------------------
(dollars in thousands)
INCOME STATEMENT:

Interest income                          $  4,127    $  4,150   $  3,962 $  4,164  $  1,952

Net income                                  3,878       3,898      3,724    3,914     1,852

Net income applicable to common shares      1,155       1,175      1,001    1,191       634

Income per common share                     36.34       36.97      31.51    37.47     19.94


BALANCE SHEET:

Mortgage loans                           $ 57,041    $ 58,749   $ 60,195 $ 60,259  $ 60,385

Total assets                               60,780      60,752     60,706   60,645    60,745

Total stockholder's equity                 60,742      60,711     60,646   60,575    60,534


OTHER DATA:

Dividends paid on preferred shares       $  2,723    $  2,723   $  2,723 $  2,723  $  1,218

Number of preferred shares outstanding      1,210       1,210      1,210    1,210     1,210

Number of common shares outstanding            32          32         32       32        32

Average yield on mortgage loans              7.36%       7.39%      7.17%    7.32%     7.57%

Ratio of earnings to fixed charges           32.0        32.2       30.8     32.3      33.5

Ratio of earnings to fixed charges and
   preferred stock dividend requirements     1.41        1.41       1.35     1.42      1.50

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company reported net interest income of $4,127,000 for the year ended December 31, 2001. Interest income from residential and commercial mortgage loans was $3,643,000 and $331,000, respectively. After deductions of $125,000 in advisory fees and $124,000 in other administrative expenses, the Company reported net income of $3,878,000 for the year ended December 31, 2001.

     For the year ended December 31, 2000, the Company reported net interest income of $4,150,000. Interest income from residential and commercial mortgage loans was $3,557,000 and $466,000, respectively. After a deduction of $125,000 in advisory fees and $127,000 in other administrative expenses, the Company reported net income of $3,898,000 for the year ended December 31, 2000.

     For the year ended December 31, 1999, the Company reported net interest income of $3,962,000. Interest income from residential and commercial mortgage loans was $3,344,000 and $568,000, respectively. After a deduction of $125,000 in advisory fees and $113,000 in other administrative expenses, the Company reported net income of $3,724,000 for the year ended December 31, 1999.

     The Company paid $2,722,500 in preferred stock dividends for all the years ended December 31, 2001, 2000 and 1999. The reported net income per common share for the years ended December 31, 2001, 2000 and 1999 was $36.34, $36.97 and $31.51, respectively.

MORTGAGE LOANS

     As of December 31, 2001, the Company had $57,041,000 invested in mortgage loans. This amount represents the principal amount of mortgage loans purchased with the initial portfolio, plus additional purchases since then to replace principal payments and payoffs. All mortgage loans are purchased from Republic Bank.

     The following table reflects the composition of interest-earning assets as a percentage of total interest-earning assets.

                                      December 31, 2001    December 31, 2000
                                      -----------------    -----------------
(Dollars in thousands)                 Amount   Percent     Amount   Percent
                                      --------  -------    -------   -------

Interest-Earning Asset Mix:
  Residential mortgage loans          $ 54,298     95.2%   $ 53,039     90.3%
  Commercial mortgage loans              2,743      4.8       5,710      9.7
                                      --------  -------    --------  -------
     Total interest-earning assets    $ 57,041    100.0%   $ 58,749    100.0%
                                      ========  =======    ========  =======


     Approximately $129,000, or 0.23%, of the loans outstanding at December 31, 2001 were 30 to 89 days delinquent compared to no delinquent loans at December 31, 2000. There were no loans in nonaccrual status as of December 31, 2001 or 2000.

     The following table illustrates the maturity of the Company's loan portfolio at December 31, 2001. Loans are shown as maturing in the period in which payment is due. This table does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

     Amounts Due      Residential mortgage loans  Commercial mortgage loans           Total
                      --------------------------  ------------------------- -------------------
       in Years                        Weighted                 Weighted                Weighted
        Ending                         Average                  Average                 Average
     December 31,       Amount          Rate       Amount         Rate       Amount        Rate
     ------------       ------         --------    ------       --------     ------     --------
                                                (Dollars in thousands)

         2002         $     --            --%   $  2,012          8.36%    $  2,012        8.36%
         2003               10          7.63         182          7.50          192        7.51
         2004               22          6.88          --            --           22        6.88
         2005              115          7.00          --            --          115        7.00
         2006              159          7.70         546          7.75          705        7.74
   Thereafter           53,556          7.00          --            --       53,556        7.00
                      --------        ------    --------      --------     --------     -------

         Subtotal       53,862          7.00%      2,740          8.18%      56,602        7.36%
                                      ======                  ========                  =======

Plus: premium              436                         3                        439
                      --------                  --------                   --------

         Total        $ 54,298                  $  2,743                   $ 57,041
                      ========                  ========                   ========

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

STATIC GAP ANALYSIS

     D&N Capital Corporation's cumulative gap analysis for December 31, 2001 is as follows:

                                                                Maturity
                                            --------------------------------------------------
                                             0 to 3   4 to 12     1 to 5     Over 5
                                             Months    Months     Years      Years       Total
                                             ------    ------     -----      -----       -----
                                                        (Dollars in thousands)
ASSETS:
       Net loans receivable                 $     --  $  2,012   $  1,034   $ 53,995   $ 57,041
       Cash and due from parent                3,344        --         --         --      3,344
       Accrued interest receivable               395        --         --         --        395
                                            ---------------------------------------------------
                Total assets                $  3,739  $  2,012   $  1,034   $ 53,995   $ 60,780
                                            ===================================================

LIABILITIES:
       Total liabilities                    $     38  $     --   $     --   $     --   $     38
                                            ---------------------------------------------------

STOCKHOLDERS' EQUITY
       Preferred stock                      $     --  $     --   $     --   $ 30,250   $ 30,250
       Common stock                               --        --         --      9,534      9,534
       Additional paid-in capital                 --        --         --     20,716     20,716
       Retained earnings                          --        --         --        242        242
                                            ---------------------------------------------------

           Total liabilities and
                stockholders' equity        $     38  $     --   $     --   $ 60,742   $ 60,780
                                            ===================================================

                Reprice difference          $  3,701  $  2,012   $  1,034   $ (6,747)
                Cumulative gap              $  3,701  $  5,713   $  6,747         --
                % of total assets               6.09%     9.40%     11.10%        --

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

                                                           December 31, 2001     December 31, 2000
                                                          -------------------   -------------------
                                                           Amount    Percent     Amount    Percent
                                                           ------    -------     ------    -------
Loans                                                              (Dollars in thousands)
-----
   Residential Mortgage Loans:
       Michigan                                           $ 49,557      86.9%   $ 48,732      83.0%
       Ohio                                                  2,623       4.6       2,163       3.7
       Other (no state has more than 1%)                     2,118       3.7       2,144       3.6
                                                          ------------------    ------------------
           Total Residential Mortgage Loans                 54,298      95.2%     53,039      90.3%
   Commercial Mortgage Loans:
       Michigan (all Commercial Mortgage Loans)              2,743       4.8       5,710       9.7
                                                          ------------------    ------------------
           Total Mortgage Loan Portfolio                  $ 57,041     100.0%   $ 58,749     100.0%
                                                          ==================    ==================

     Approximately 87% of the Company's total residential mortgage loan portfolio are loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

REIT QUALIFICATION

     As of December 31, 2001, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to qualify as a REIT for federal income tax purposes. The Company calculated (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 96% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

     The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and the 2001 and 2000 annual distribution and administrative requirements.

NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued Statement No. 141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets. These Statements drastically change the accounting for business combinations, goodwill, and intangible assets. Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. Statement 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or after).

     Under Statement 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives (but with no maximum life). The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt Statement 142 in their fiscal year beginning after December 15, 2001.

     The Company does not have any intangible assets, therefore, does not expect the adoption of these Statements to have an impact on the financial position or results of operations.

OTHER MATTERS

     On May 17, 1999, D&N Financial Corporation merged with Republic Bancorp Inc. (Nasdaq:RBNC), whereby Republic Bancorp Inc. was the surviving corporation. The combined company created the third largest bank holding company with headquarters in Michigan with over $4 billion in assets. The merger constituted a tax-free reorganization and was accounted for as a pooling of interest. In December 2000, D&N Bank merged into Republic Bank, a wholly-owned subsidiary of Republic Bancorp Inc.

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

     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. We believe that our forward-looking statements are reasonable. You should not place undue reliance on any such forward-looking statements, which speak only as of the date made. You should understand that the following important factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K, in our press releases, and in our public documents to which we refer, could affect our future results and performance. This could cause those results to differ materially from those expressed in our forward-looking statements. Factors that might cause such a difference include the following:

          .    significantly increased competition among depository and other financial institutions;
          .    inflation and changes in the interest rate environment that reduce our margins or reduce the fair value of financial
               instruments;
          .    general economic conditions, either nationally or in our market areas, that are worse than expected;
          .    adverse changes in the securities markets;
          .    legislative or regulatory changes that adversely affect our business;
          .    the ability to enter new markets successfully and capitalize on growth opportunities;
          .    effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve
               Board;
          .    timely development of and acceptance of new products and
               services;
          .    changes in consumer spending, borrowing and savings habits;
          .    effect of changes in accounting policies and practices, as may be adopted by the bank regulatory agencies and the Financial
               Accounting Standards Board;
          .    changes in our organization, compensation and benefit plans;
          .    costs and effects of litigation and unexpected or adverse
               outcomes in such litigation; and
          .    our success in managing risks involved in the foregoing.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders of
D&N Capital Corporation

We have audited the accompanying statements of condition of D&N Capital Corporation as of December 31, 2001 and 2000, and the related statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of D&N Capital Corporation at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Detroit, Michigan
January 11, 2002

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION

                                                                          December 31,
                                                                      2001           2000
                                                                    -----------------------
ASSETS:                                                             (Dollars in thousands)
Loans receivable:
      Residential mortgage loans                                    $54,298         $53,039
      Commercial mortgage loans                                       2,743           5,710
                                                                    -------         -------
           Net loans receivable                                      57,041          58,749

Cash                                                                     15              11
Due from parent                                                       3,329           1,581
Other assets                                                             --               6
Accrued interest receivable                                             395             405
                                                                    -------         -------
           Total assets                                             $60,780         $60,752
                                                                    =======         =======

LIABILITIES:
Other liabilities                                                   $    38         $    41
                                                                    -------         -------
           Total liabilities                                             38              41

STOCKHOLDERS' EQUITY:
Preferred stock, $25 par value; 2,500,000 shares
      authorized, 1,210,000 shares issued and outstanding            30,250          30,250

Common stock, $300 par value; 250,000 shares authorized,
      31,781 shares issued and outstanding                            9,534           9,534

Additional paid-in capital                                           20,716          20,716
                                                                    -------         -------
           Total paid-in capital                                     60,500          60,500

Retained earnings                                                       242             211
                                                                    -------         -------
           Total stockholders' equity                                60,742          60,711
                                                                    -------         -------

      Total liabilities and stockholders' equity                    $60,780         $60,752
                                                                    =======         =======

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME

                                                          Year Ended December 31,
                                                     2001            2000          1999
                                                    -------------------------------------
                                                    (In thousands, except per share data)
INTEREST INCOME:
Loans:
Residential mortgage loans                          $ 3,643        $ 3,557        $ 3,344
Commercial mortgage loans                               331            466            568
                                                    -------        -------        -------
     Total loan interest income                       3,974          4,023          3,912
Intercompany interest                                   153            127             50
                                                    -------        -------        -------

     Total interest income                            4,127          4,150          3,962

NONINTEREST EXPENSE:

Advisory fees                                           125            125            125
Other expense                                           124            127            113
                                                    -------        -------        -------
     Total noninterest expense                          249            252            238

     Net income                                       3,878          3,898          3,724

     Preferred stock dividends paid                   2,723          2,723          2,723
                                                    -------        -------        -------
     Net income applicable to common shares           1,155          1,175          1,001
     Common stock dividends paid                      1,124          1,110            930
                                                    -------        -------        -------

     Retained earnings increase                     $    31        $    65        $    71
                                                    =======        =======        =======

     Basic and dilutive earnings per common share   $ 36.34        $ 36.97        $ 31.51
                                                    =======        =======        =======

     Weighted average common shares
         outstanding                                 31,781         31,781         31,781
                                                    =======        =======        =======

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                Additional                  Total
                                         Preferred    Common      Paid In    Retained    Stockholders'
(Dollars in thousands)                     Stock      Stock       Capital    Earnings       Equity
                                         -------------------------------------------------------------
Balances at January 1, 1999              $ 30,250     $ 9,534   $  20,716    $     75      $ 60,575

Net income                                                                      3,724         3,724
Preferred stock dividends
  ($2.25 per share)                                                            (2,723)       (2,723)
Common stock dividends
  ($29.26 per share)                                                             (930)         (930)
                                         --------     -------   ---------    --------      --------

Balances at December 31, 1999              30,250       9,534      20,716         146        60,646

Net income                                                                      3,898         3,898
Preferred stock dividends
  ($2.25 per share)                                                            (2,723)       (2,723)
Common stock dividends
  ($34.93 per share)                                                           (1,110)       (1,110)
                                         --------     -------   ---------    --------      --------

Balances at December 31, 2000              30,250       9,534      20,716         211        60,711

Net income                                                                      3,878         3,878
Preferred stock dividends
  ($2.25 per share)                                                            (2,723)       (2,723)
Common stock dividends
  ($35.40 per share)                                                           (1,124)       (1,124)
                                         --------     -------   ---------    --------      --------

Balances at December 31, 2001            $ 30,250     $ 9,534   $  20,716    $    242      $ 60,742
                                         ========     =======   =========    ========      ========


See Notes to Financial Statements

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                               2001           2000        1999
                                                            --------------------------------------
                                                                    (Dollars in thousands)
Operating activities:

Net income                                                  $    3,878    $    3,898    $    3,724
Adjustments to reconcile net income to
   net cash provided by operating activities:
    Net change in:
       Accrued interest receivable                                  10           (51)            4
       Amortization of premiums                                    128           292             -
       Due from Parent                                          (1,748)       (1,431)         (128)
       Other assets                                                  6            (1)            -
       Accounts payable                                             (3)          (19)          (11)
                                                            ----------    ----------    ----------
Net cash provided by operating activities                        2,271         2,688         3,589
                                                            ----------    ----------    ----------

Investing activities:

Purchase of mortgage loans                                     (25,859)      (11,993)      (20,818)
Payoffs and principal payments received                         27,439        13,147        20,882
                                                            ----------    ----------    ----------
Net cash provided by investing activities                        1,580         1,154            64
                                                            ----------    ----------    ----------

Financing activities:

Preferred stock dividends paid                                  (2,723)       (2,723)       (2,723)
Common stock dividends paid                                     (1,124)       (1,110)         (930)
                                                            ----------    ----------    ----------
Net cash used in financing activities                           (3,847)       (3,833)       (3,653)
                                                            ----------    ----------    ----------

Net increase in cash                                                 4             9            --

Cash at beginning of year                                           11             2             2
                                                            ----------    ----------    ----------
Cash at end of year                                         $       15    $       11    $        2
                                                            ==========    ==========    ==========

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     D&N Capital Corporation (the "Company") is a Delaware corporation incorporated on March 18, 1997 and created for the purpose of acquiring and holding real estate assets. The Company was a wholly-owned subsidiary of D&N Bank, a state chartered savings bank, which became wholly owned by Republic Bancorp Inc. on May 17, 1999. On December 1, 2000, the Company became a wholly-owned subsidiary of Republic Bank ("Republic"), a state chartered bank when D&N Bank merged into Republic Bank. Republic Bank is wholly owned by Republic Bancorp Inc.

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

     Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as losses from the remainder of the portfolio. Management's determination of the level of the allowance is based upon evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At December 31, 2001 and 2000, there was no allowance for losses on loans.

     Due from Parent: Accounts Receivable from parent represents principal and interest payments due the Company from Republic Bank, partially offset by prior amounts due Republic Bank by the Company.

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

NOTES TO FINANCIAL STATEMENTS

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

     The following represents the mortgage loan portfolio:

                                           December 31,    December 31,
                                               2001            2000
                                           ------------    ------------
                                                  (In thousands)

     Residential mortgage loans              $  54,298       $  53,039
     Commercial mortgage loans                   2,743           5,710
                                             ---------       ---------
         Total                               $  57,041       $  58,749
                                             =========       =========

     Each of the mortgage loans are secured by a mortgage, deed of trust or other security instrument which created a first lien on the residential dwellings and/or commercial property.

NOTE 4 - DIVIDENDS

     For each of the years ended December 31, 2001, 2000 and 1999, the Company paid dividends on preferred stock of $2,722,500. The Company paid dividends on common stock of $1,124,000, $1,110,000 and $930,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTION

     The Company has entered into an Advisory Agreement (the "Advisory Agreement") with Republic Bank (the "Advisor") requiring an annual payment of $125,000. The Advisor provides advice to the Board of Directors and manages the operations of the Company as defined in the Agreement. The Agreement has an initial term of five years commencing on September 9, 1997 and automatically renews for additional five year periods, unless the Company delivers a notice of nonrenewal to the Advisor as defined in the Advisory Agreement. Advisory fees totaled $125,000 for the each of years ended December 31, 2001, 2000 and 1999.

     The Company also entered into two servicing agreements with Republic Bank for the servicing of the commercial and residential mortgage loans. Pursuant to each servicing agreement, Republic performs the servicing of the mortgage loans owned by the Company, in accordance with normal industry practice. The Servicing Agreements can be terminated without cause upon a thirty day advance notice given to the Servicer. The servicing fee is 0.375% of the outstanding principal balance for the residential mortgage loans and commercial mortgage loans. The servicing fees of $211,000, $219,000 and $225,000 for 2001, 2000 and 1999,
respectively, are netted out of loan interest income, prior to remittance by Republic Bank to the Company.

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

NOTES TO FINANCIAL STATEMENTS

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

     The book value and fair value of mortgage loans at December 31, 2001 and 2000 are as follows (in thousands):

                                                2001                         2000
                                        ---------------------------------------------------
                                        Book Value   Fair Value     Book Value   Fair Value
                                        ---------------------------------------------------
Residential Mortgage Loans               $ 54,298     $ 54,906       $ 53,039     $ 53,071
Commercial Mortgage Loans                   2,743        2,768          5,710        5,720
                                        ---------------------------------------------------
    Total Portfolio                      $ 57,041     $ 57,674       $ 58,749     $ 58,791
                                        ===================================================

     The carrying values of certain financial assets and liabilities, including cash, accrued interest receivable, due from parent and other liabilities, are considered to approximate their respective fair value due to their short-term nature and negligible exposure to credit losses.

QUARTERLY DATA (Unaudited)

     The following is a summary of unaudited quarterly results of operations for the years ended 2001 and 2000.

-------------------------------------------------------------------------------------------------
                                                                                             Full
 Dollars in thousands, except per share data)          1Q        2Q        3Q        4Q      Year
-------------------------------------------------------------------------------------------------
2001

Earnings Summary
  Interest income                                 $ 1,041   $ 1,028   $ 1,023   $ 1,035   $ 4,127
  Non-interest expense                                 70        56        60        63       249
  Net income                                          971       972       963       972     3,878
  Net income applicable to common shares               90       292       282       291     1,155

  Earnings per common share                       $  9.12   $  9.19   $  8.87   $  9.16   $ 36.34

-------------------------------------------------------------------------------------------------

2000

Earnings Summary
  Interest income                                 $ 1,019   $ 1,019   $ 1,026   $ 1,086   $ 4,150
  Non-interest expense                                 71        60        60        61       252
  Net income                                          948       959       966     1,025     3,898
  Net income applicable to common shares              267       279       285       344     1,175

  Earnings per common share                       $  8.40   $  8.78   $  8.97   $ 10.82   $ 36.97

-------------------------------------------------------------------------------------------------

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There is no information required by this Item relating to a change in accountants.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The persons who are directors and executive officers of the Company are as follows:

       Name                                Position and Office Held
-------------------           --------------------------------------------------

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

     The following is a summary of the experience of the executive officers and directors of the Company:

     George J. Butvilas, age 57, Director and Chairman; has served as Vice Chairman of Republic Bancorp Inc. since May 1999. He served as President and Chief Executive Officer of D&N Bank from 1991 to February 2000. Prior to joining D&N Bank, he served most reently as Executive Vice President and Director of Boulevard Bancorp, Inc. of Chicago, Illinois. A graduate of the U.S. Naval Academy, he has an M.B.A. degree from the Illinois Institute of Technology and graduated from the Advanced Management Program of the Harvard University Graduate School of Business.

     Leonard M. Bolduc, age 63, Director, President and Chief Executive Officer; is also Senior Vice President, Retail Loan Operations of Republic Bank. Prior to joining Republic Bank in May 1988, he was Regional Credit Manager at Citicorp Acceptance Corporation in Columbus, Ohio. Mr. Bolduc is responsible for directing the loan servicing and consumer lending functions of Republic Bank.

     Kenneth R. Janson, age 50, Director; was Executive Vice President, Chief Financial Officer and Treasurer of D&N Bank until June 1999. Prior to joining D&N Bank in May 1988 as Vice President/Financial Analysis, he was affiliated with various universities, the last six years as Associate Professor of Accounting at Michigan Technological University.

     James Bogan, age 50, Director; is Chief Executive Officer of Portage Health System, Hancock, Michigan. Prior to joining the Health System in June 1989, he held various positions involving health care management, the last three years as Chief Operating Officer of Trinity Medical Center, Minot, North Dakota. Mr. Bogan is responsible for directing the affairs of Portage Health System, which include a 30 bed acute care unit, a 30 bed nursing home unit, a medical group including 22 physicians, a home health agency, and two retail pharmacies.

     William J. McGarry, age 58, Director; is Treasurer and Vice President of Administration of Michigan Technological University located in Houghton, Michigan. He was named to his current position at the University in December 1992, after serving two years as a senior associate with Coopers & Lybrand in Boston. Prior to his term with Coopers & Lybrand, Mr. McGarry served as principal consultant with Information Associates of Rochester, New York and was vice president in charge of the large financial services management consulting and systems integration practice of SEI Corporation of Cambridge, Massachusetts. He has also served as Senior Director of Finance and Administration at Rensselaer Polytechnic Institute and as Director of Administrative Systems at Lehigh University.

     Gail A. Mroz, age 49, Director; is Director of Finance and Operations of the Michigan Tech Fund in Houghton, Michigan. Previous to this, Ms. Mroz was Finance Director and Controller of Copper Country Mental Health, and has also been an instructor for the School of Business and Economics at Michigan Technological University, both of which are in Houghton, Michigan.

     Peter L. Lemmer, age 44, Secretary; is Senior Vice President, General Counsel of Republic Bank and has been associated with Republic Bank, and its predecessor institution and subsidiaries since October 1990. Mr. Lemmer is responsible for legal functions of Republic Bank.

     Thomas F. Menacher, age 45, Principal Accounting Officer; is Executive Vice President, Chief Financial Officer and Treasurer of Republic Bancorp Inc. since April 1999, prior to that he was Senior Vice President, Treasurer and Chief Financial Officer since December 1995, and Chief Financial Officer of Republic Bancorp Inc. since 1992.

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

     Republic Bank administers the day-to-day operations of the Company and is entitled to receive fees in connection with the Advisory Agreement. Advisory fees paid to Republic Bank for the period ended December 31, 2001 totaled $125,000.

     Republic Bank services the residential mortgage loans included in the Company's portfolio and is entitled to receive fees in connection with the Servicing Agreement.

     The Company had cash balances of approximately $15,000 and $11,000 as of December 31, 2001 and 2000, respectively, held in a demand deposit account with Republic Bank.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1)    The following financial statements of the Company are included in
               Item 8 of this report:

               Reports of Independent Auditors

               Statements of Condition at December 31, 2001 and 2000

               Statements of Income for the years ended December 31, 2001, 2000 and 1999

               Statements of Changes in Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999

               Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

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

     (a)(3)    Exhibits:

               *12(a)  Computation of Ratio of Earnings to Fixed charges

               *12(b)  Computation of Ratio of Earnings to fixed charges and
                         Preferred Stock dividend requirements

     (b) No reports on Form 8-K were issued during the fourth quarter of 2001.

----------------
* Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant as duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 22/nd/ day of March 2002.


                                       D&N CAPITAL CORPORATION

                                       (Registrant)

                                       By:       /s/ Leonard M. Bolduc
                                           -------------------------------------
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated, on the 22/nd/ day of March 2002.

                  Signature                                   Title                       Date
                  ---------                                   -----                       ----
     /s/ Leonard M. Bolduc                               President and                March 22, 2002
---------------------------------------------
         Leonard M. Bolduc                          Chief Executive Officer


     /s/ Thomas F. Menacher                       Principal Accounting Officer        March 22, 2002
---------------------------------------------
         Thomas F. Menacher

DIRECTORS:


     /s/ George J. Butvilas                         Director, Chairman of the Board   March 22, 2002
-------------------------------------------
George J. Butvilas


     /s/ James Bogan                                Director                          March 22, 2002
--------------------------------------------
James Bogan


     /s/ Kenneth R. Janson                          Director                          March 22, 2002
--------------------------------------------
Kenneth R. Janson


     /s/ William J. McGarry                         Director                          March 22, 2002
--------------------------------------------
William J. McGarry


     /s/ Gail A. Mroz                               Director                           March 22, 2002
--------------------------------------------
Gail A. Mroz