Form 10-Q
period 2002-03-31
D&N CAPITAL CORP
filed 2002-05-15
CIK 1036263

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 2002              Commission file number 0-22767


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

Common Stock Outstanding as of April 30, 2002:

     Common Stock, $300 par value ................... 31,781 shares

                             D&N CAPITAL CORPORATION

                                      INDEX

                                                                               Page No.
                                                                               --------
       PART I Financial Information

       Item 1.   Financial Statements (Unaudited)

                 Statements of Condition as of March 31, 2002
                  and December 31, 2001                                              2

                 Statements of Income for the three
                  months ended March 31, 2002 and 2001                               3

                 Statements of Cash Flows for the three months
                  ended March 31, 2002 and 2001                                      4

                 Notes to Financial Statements                                   5 - 6

       Item 2.   Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  7 - 9

       PART II   Other Information                                                   9

       Signatures                                                                   10

       Exhibits                                                                11 - 12

                             D&N CAPITAL CORPORATION
                             STATEMENTS OF CONDITION
                        (In thousands, except share data)

                                                                       March 31,             December 31,
                                                                         2002                    2001
                                                                      -----------            ------------
                                                                      (Unaudited)
Assets:
Loans receivable:
    Residential mortgage loans                                     $         57,058          $        54,298
    Commercial mortgage loans                                                 2,053                    2,743
                                                                   ----------------          ---------------
      Net loans receivable                                                   59,111                   57,041

Cash                                                                              -                       15
Due from Parent                                                               2,090                    3,329
Accrued interest receivable                                                     388                      395
                                                                   ----------------          ---------------

       Total assets                                                $         61,589          $        60,780
                                                                   ================          ===============

Liabilities:
Other liabilities                                                  $            729          $            38
                                                                   ----------------          ---------------
       Total liabilities                                                        729                       38

Stockholders' Equity:
Preferred stock, $25 par value; 2,500,000
    shares authorized, 1,210,000 shares
    issued and outstanding                                                   30,250                   30,250

Common stock, $300 par value;  250,000
    shares authorized, 31,781 shares
    issued and outstanding                                                    9,534                    9,534

Additional paid-in capital                                                   20,716                   20,716

Retained earnings                                                               360                      242
                                                                   ----------------          ---------------
       Total stockholders' equity                                            60,860                   60,742
                                                                   ----------------          ---------------

       Total liabilities and
       stockholders' equity                                        $         61,589          $        60,780
                                                                   ================          ===============

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                              STATEMENTS OF INCOME
                                   (UNAUDITED)
                      (In thousands, except per share data)


                                                            Three Months Ended
                                                                 March 31,
                                                            2002          2001
                                                         -----------------------
Interest income:
  Loans:
       Residential mortgage loans                        $     791      $    861
       Commercial mortgage loans                                47           148
                                                         ---------      --------
              Total loan interest income                       838         1,009
  Intercompany interest                                         21            32
                                                         ---------      --------

       Total interest income                                   859         1,041

Noninterest expense:
       Advisory fees                                            31            31
       Other expenses                                           29            39
                                                         ---------      --------
     Total noninterest expense                                  60            70

     Net income                                                799           971

     Preferred stock dividend paid                             681           681
                                                         ---------      --------

     Net income applicable to common shares              $     118      $    290
                                                         =========      ========

     Net income per common share                         $    3.71      $   9.12
                                                         =========      ========

     Weighted average common
              shares outstanding                            31,781        31,781
                                                         =========      ========

See Notes to Financial Statements.

                             D&N CAPITAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Three Months Ended
                                                                         March 31,
                                                                  2002              2001
                                                               ----------------------------
Operating activities
Net Income                                                     $     799          $     971

Adjustments to reconcile net income
  to net cash provided by operating activities:

    Net change in:
       Accrued interest receivable                                     7                 19
       Amortization of premiums                                      114                 83
       Due from Parent                                             1,239             (3,471)
       Other assets                                                    -                  6
       Other liabilities                                             691                (18)
                                                               ---------          ---------
Net cash provided by (used in) operating activities                2,850             (2,410)
                                                               ---------          ---------

Investing activities:
Purchase of mortgage loans                                       (14,654)            (1,401)
Payoffs and principal payments received                           12,470              4,492
                                                               ---------          ---------
Net cash used in (provided by) investing activities               (2,184)             3,091
                                                               ---------          ---------

Financing activities:
Preferred stock dividends paid                                      (681)              (681)
Common stock dividends paid                                           --                 --
                                                               ---------          ---------
Net cash used in financing activities                               (681)              (681)
                                                               ---------          ---------


Net decrease in cash                                                 (15)                --

Cash at beginning of period                                           15                 11
                                                               ---------          ---------
Cash at end of period                                          $      --          $      11
                                                               =========          =========

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

       The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes necessary for a comprehensive presentation of financial position, results of operations and cash flow activity required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all normal recurring adjustments necessary for a fair presentation of results have been included. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report of Form 10-K for the year ended December 31, 2001.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Mortgage Loans: Mortgage loans are carried at the principal amount outstanding, plus premium or discount, upon purchase. Interest income is recognized using the interest method, which approximates a level rate of return over the term of the loan.

       Allowance for Loan Losses: The allowance for possible losses on loans is maintained at a level believed adequate by management to absorb potential losses from impaired loans as well as from the remainder of the portfolio. Management's determination of the level of the allowance is based upon an evaluation of the portfolio, past experience, current economic conditions, size and composition of the portfolio, collateral location and values, cash flow positions, industry concentrations, delinquencies and other relevant factors. At March 31, 2002 and December 31, 2001, there was no allowance for loan losses.

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

NOTE 3: DIVIDENDS

     For each of the three month periods ended March 31, 2002 and 2001, the Company paid dividends on Series A Preferred Shares in the amount of $680,625.

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

RESULTS OF OPERATIONS

     The Company reported total interest income for the quarter ended March 31, 2002 of $838,000, compared to $1,009,000 for the first quarter of 2001. Interest income from residential and commercial mortgage loans was $791,000 and $47,000, respectively, for the first quarter of 2002, compared to $861,000 and $148,000, respectively for the first quarter of 2001. After a deduction of $31,000 in advisory fees and $29,000 in other administrative expenses, the Company reported net income of $799,000 for the quarter ended March 31, 2002, compared to $971,000 for the quarter ended March 31, 2001.

     For the three month periods ended March 31, 2002 and 2001, the Company reported net income per common share of $3.71 and $9.12, respectively.

     The Company paid $680,625 in preferred stock dividends for both three month periods ended March 31, 2002 and 2001. Dividends on the common stock are paid to Republic Bank when and if declared by the Board of Directors of the Company out of funds available. The Company expects to pay common stock dividends at least annually in amounts necessary to continue to preserve its status as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

     For the three month periods ended March 31, 2002 and 2001, the Company purchased replacement mortgage loans from Republic Bank of $14,654,000 and $1,401,000, respectively. In addition, the Company received $12,470,000 and $4,492,000, respectively, of principal payments and loan payoffs on its portfolio for the three month periods ended March 31, 2002 and 2001.

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

     Approximately 87% of the Company's total mortgage loan portfolio is loans secured by residential real estate properties located in Michigan. Consequently, these residential mortgage loans may be subject to a greater risk of default than other comparable residential mortgage loans in the event of adverse economic, political or business developments and natural hazards in Michigan that may affect the ability of residential property owners in Michigan to make payments of principal and interest on the underlying mortgages.

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

OTHER MATTERS

     As of March 31, 2002, the Company believed that it was in full compliance with the REIT tax rules and that it will continue to quality as a REIT for federal income tax purposes. The Company calculated that (a) its Qualified REIT Assets to be 100% of total assets, compared to the federal tax requirements of 75%; and (b) that 98% of its revenues qualify for the 75% source of income test and 100% of its revenues qualify for the 95% source of income test under the REIT rules.

     The Company also met all REIT requirements regarding the ownership of its common and preferred stocks and anticipates meeting the 2002 annual distribution and administrative requirements.

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

             (b) Reports to Form 8-K:

                 There were no reports filed on Form 8-K during the first quarter of 2002.

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

                                           D&N CAPITAL CORPORATION
                                           -----------------------
                                            (Registrant)



Date: May 15, 2002                        /s/ Leonard M. Bolduc
                                          ------------------------------------
                                          Leonard M. Bolduc, President and
                                          Chief Executive Officer

                                          /s/ Thomas F. Menacher
                                          -----------------------------------
                                          Thomas F. Menacher,
                                          Principal Accounting Officer